Form 10-Q
period 2015-04-30
Apigee Corp
filed 2015-06-11
CIK 1324772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37346

APIGEE CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1367539
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 S. Almaden Blvd., 16th Floor

San Jose, California 95113

(Address of principal executive offices, including zip code)

(408) 343-7300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 1, 2015, the registrant had 29,359,954 shares of common stock, $0.001 par value per share, outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended April 30, 2015

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability;

•	our business plan and beliefs and objectives for future operations;

•	the anticipated benefits associated with the use of our solutions;

•	our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	market adoption of our solutions;

•	our sales and marketing strategy and related activities;

•	our ability to increase sales of our solutions and renewals of our subscriptions;

•	our ability to attract and retain customers;

•	our ability to expand sales to our existing customers;

•	maintaining and expanding our customer base and our relationships with our channel partners;

•	our ability to timely and effectively scale and adapt our solutions;

•	our ability to develop new solutions and bring them to market in a timely manner and make enhancements to our existing solutions;

•	expanding the delivery of professional services to our customers through our channel partners;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	our ability to continue to expand internationally;

•	our future capital requirements and estimates regarding the sufficiency of our cash resources;

•	the effects of seasonal trends on our business;

•	future acquisitions or investments;

•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices; and

•	the trading prices of our common stock.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Apigee,” the “Company,” “we,” “us” and “our” in this document refer to Apigee Corporation, a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. The term “Apigee” may also refer to our products, regardless of the manner in which they are accessed.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Apigee Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	April 30,	July 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$105,245	$51,759
Accounts receivable, net of allowance for doubtful accounts of $81 and $204 as of April 30, 2015 and July 31, 2014, respectively	16,091	16,403
Prepaid expenses and other current assets	4,216	4,533

Total current assets	125,552	72,695

Property and equipment, net	3,385	3,474
Goodwill	14,744	14,744
Intangible assets, net	3,471	4,342
Other assets	620	367

Total assets	$147,772	$95,622

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,452	$2,850
Accrued expenses and other current liabilities	9,996	7,394
Deferred revenue, current portion	33,160	23,356
Term debt, current portion	2,075	2,778

Total current liabilities	46,683	36,378

Non-current liabilities
Deferred revenue, non-current	5,219	4,834
Deferred rent, non-current	1,528	1,617
Other liabilities, non-current	773	806
Term debt, non-current	2,308	2,465

Total non-current liabilities	9,828	9,722

Total liabilities	56,511	46,100

Commitments and contingencies (Note 8)
Stockholders’ equity
Convertible preferred stock: $0.001 par value; 200,000,000 and 18,709,821 shares authorized; none and 18,706,247 shares issued and outstanding at April 30, 2015 and July 31, 2014, respectively	—	142
Common stock: $0.001 par value; 1,000,000,000 and 30,263,157 shares authorized; 29,302,454 and 3,930,842 shares issued and outstanding at April 30, 2015 and July 31, 2014, respectively	29	30
Additional paid-in capital	274,900	195,221
Accumulated deficit	(183,668)	(145,871)

Total stockholders’ equity	91,261	49,522

Total liabilities and stockholders’ equity	$147,772	$95,622

See accompanying notes to condensed consolidated financial statements

Apigee Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Revenue
License	$5,697	$3,739	$15,219	$7,305
Subscription and support	7,694	5,043	21,858	14,694
Professional services and other	3,899	5,606	12,828	15,806

Total revenue	17,290	14,388	49,905	37,805
Cost of revenue
License	129	142	386	230
Subscription and support	2,808	2,255	8,175	9,680
Professional services and other	3,103	3,598	10,147	11,445

Total cost of revenue	6,040	5,995	18,708	21,355

Gross profit	11,250	8,393	31,197	16,450
Operating expenses
Research and development	7,567	6,229	21,952	15,381
Sales and marketing	11,139	11,571	36,313	34,027
General and administrative	3,299	3,357	10,003	10,124

Total operating expenses	22,005	21,157	68,268	59,532

Loss from operations	(10,755)	(12,764)	(37,071)	(43,082)
Other income (expense), net	(93)	(123)	(383)	(1,880)

Loss before provision for income taxes	(10,848)	(12,887)	(37,454)	(44,962)
Provision for income taxes	140	128	343	265

Net loss and comprehensive loss	$(10,988)	$(13,015)	$(37,797)	$(45,227)

Net loss per share:
Basic and diluted	$(2.16)	$(3.64)	$(8.66)	$(14.34)

Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	5,095	3,572	4,363	3,153

See accompanying notes to condensed consolidated financial statements

Apigee Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2015	2014
Cash flows from operating activities
Net loss	$(37,797)	$(45,227)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,809	1,430
Provision for doubtful accounts	38	87
Amortization of debt discount	38	17
Issuances and changes in fair value of common stock warrants	—	1,584
Stock-based compensation expense	2,269	1,461
Loss on lease abandonment	—	75
Changes in operating assets and liabilities
Accounts receivable	273	(7,680)
Prepaid expenses and other assets	38	(1,192)
Accounts payable	(1,429)	22
Accrued expenses, other liabilities and deferred rent	1,078	3,202
Deferred revenue	10,189	3,955

Net cash used in operating activities	(23,494)	(42,266)

Cash flows from investing activities
Purchase of property and equipment	(835)	(2,481)
Acquisitions, net of cash acquired	—	449

Net cash used in investing activities	(835)	(2,032)

Cash flows from financing activities
Proceeds from issuance of debt, net of issuance costs	4,000	6,500
Repayments of debt obligations	(4,858)	(1,361)
Taxes paid related to net share settlement of equity awards	(387)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	59,829
Proceeds from initial public offering, net of offering costs	78,264	—
Proceeds from exercise of stock options	796	235

Net cash provided by financing activities	77,815	65,203

Net increase in cash and cash equivalents	53,486	20,905
Cash and cash equivalents
Beginning of period	51,759	44,243

End of period	$105,245	$65,148

Supplemental disclosures
Cash paid for interest	$184	$191
Non-cash investing and financing activities
Accrued purchases of property and equipment	$37	$2
Property and equipment acquired through tenant improvement	139	823
Convertible preferred stock issued in connection with the InsightsOne acquisition	—	17,024
Issuance of restricted stock units in connection with the InsightsOne acquisition	—	31
Deferred offering costs not yet paid	1,418	—

See accompanying notes to condensed consolidated financial statements

Apigee Corporation

Notes to Condensed Consolidated Financial Statements

(1) Description of Business and Significant Accounting Policies

Description of Business

Apigee Corporation’s (together with its wholly-owned subsidiaries, “Apigee” or the “Company”) mission is to make every business a digital business. The Company provides an innovative software platform that allows businesses to design, deploy, and scale application programming interfaces, or APIs, as a connection layer between their core IT systems and data and the applications with which their customers, partners, employees and other users engage with the business. The foundations of the Company’s platform are Apigee Edge, a robust API-management solution, and Apigee Insights, the Company’s predictive analytics software solution. The Company delivers its platform both in the cloud and on premises. Apigee was incorporated in Delaware on June 3, 2004 and is headquartered in San Jose, California.

Initial Public Offering

On April 29, 2015 the Company completed its initial public offering ( the “IPO”) in which it sold 5,115,000 shares of common stock to the public at $17.00 per share. The total gross proceeds from the offering were approximately $87.0 million. After deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds received totaled approximately $76.8 million, before deducting approximately $1.4 million of unpaid offering costs, which are expected to be paid by the end of the Company’s fourth fiscal quarter.

The sale of common stock in the IPO triggered the weighted average anti-dilution provisions of the Company’s amended and restated certificate of incorporation then in effect. At the IPO price of $17.00 per share, the per share conversion rate for the Company’s Series H convertible preferred stock into common stock was approximately 1:1.0365. In connection with the IPO, and giving effect to the anti-dilution adjustment relating to the Company’s Series H convertible preferred stock, all shares of the Company’s convertible preferred stock outstanding automatically converted into 19,818,172 shares of the Company’s common stock.

Reverse Stock Split

On April 7, 2015, the Company effected a 1-for-7.6 reverse stock split of its common stock and convertible preferred stock, as approved by its Board of Directors (the “Board”) and stockholders. All information in this Quarterly Report on Form 10-Q relating to the number of shares, price per share and per share amounts have been adjusted to give effect to the 1-for-7.6 reverse stock split.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ( the “SEC”) for interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of July 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC on April 24, 2015 (“the IPO prospectus”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended July 31, 2014 included in the IPO prospectus filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2015.

The accompanying unaudited condensed consolidated financial statements include the accounts of Apigee Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period covered by the consolidated financial statements and accompanying notes. In particular, the Company makes estimates with respect to the fair value of multiple elements in revenue recognition, the uncollectible accounts receivables, assets acquired and liabilities assumed in a business combination, valuation of long-lived assets, stock-based compensation, income taxes and other contingencies. Actual results could differ from those estimates and such differences could be material to the financial statements and affect the results of operations reported in future periods.

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using the current exchange rate in effect at the balance sheet date and non-monetary items are remeasured at the historical exchange rate. Expenses are remeasured at the average exchange rates for the period. The resulting gains and losses are included in other income (expense), net and were not material for the three months or nine months ended April 30, 2015 and 2014.

Concentration of Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company maintains the majority of its cash and money market accounts at one financial institution that management believes is a high-credit, high-quality financial institution and accordingly, subject to minimal credit risk. Deposits held with these financial institutions may be in excess of the amount of insured limits provided on such deposits, if any.

The Company’s accounts receivable are subject to credit risks. The accounts receivable are unsecured and are derived from customers around the world in a variety of industries.

The Company’s significant customers who individually exceeded 10% of total revenue or 10% of total accounts receivable as of the dates shown during the period are as follows:

	Revenue				Accounts Receivable
	Three Months Ended April 30,		Nine Months Ended April 30,		As of April 30,	As of July 31,
	2015	2014	2015	2014	2015	2014
Customer A	*	14%	*	16%	*	*
Customer B	*	15%	*	*	*	*
Customer C	*	*	*	*	*	20%
Customer D	*	*	*	*	*	18%

*	Does not exceed 10%.

Recently Adopted Accounting Standards

Share-Based Payments with Performance Targets: In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for the Company in its first quarter of fiscal 2017 with early adoption permitted using either of two methods: (1) prospective to all awards granted or modified after the effective date; or (2) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company has elected to early adopt the new standard using the retrospective adoption method. The adoption of this standard did not have a material effect on its financial position.

(2) Acquisitions

InsightsOne Systems, Inc.

On December 19, 2013, the Company acquired all of the outstanding shares of InsightsOne Systems, Inc. (“InsightsOne”), a provider of on-premises and cloud-based consumer lifecycle predictive analytics. This acquisition is expected to enhance the API platform capabilities to further analyze and find patterns in consumer data across multiple channels. Total purchase price was $17.1 million, which consisted primarily of Company’s Series G and Series G-1 convertible preferred stock issuances. The Company issued 511,538 shares of Series G convertible preferred stock, 681,792 shares of Series G-1 convertible preferred stock, and 16,463 RSUs in exchange for all of the outstanding preferred stock, common stock and unvested stock options outstanding of InsightsOne. The Company recorded $0.7 million of net tangible assets and $4.7 million of identifiable intangible assets, based on their estimated fair values, assumed $3.0 million of liabilities and debt, and recorded $14.7 million of goodwill.

(3) Goodwill and Intangible Assets

There were no material changes in the carrying amount of the Company’s goodwill from our audited consolidated financial statements for the year ended July 31, 2014.

The following tables provide a summary of the carrying amount and accumulated amortization of the Company’s intangible assets:

April 30, 2015	Amortization Period	Gross Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	48-60 months	$5,244	$(1,773)	$3,471
Customer relationships	12 months	150	(150)	—

Total		$5,394	$(1,923)	$3,471

July 31, 2014	Amortization Period	Gross Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	48-60 months	$5,244	$(960)	$4,284
Customer relationships	12 months	150	(92)	58
Backlog	<12 months	53	(53)	—

Total		$5,447	$(1,105)	$4,342

Amortization expense was $0.3 million and $0.3 million for the three months ended April 30, 2015 and 2014, respectively, and $0.9 million and $0.6 million for the nine months ended April 30, 2015 and 2014, respectively. Expected future amortization expense as of April 30, 2015 is as follows:

Amount
(in thousands)
2015 (remaining)	$271
2016	1,035
2017	908
2018	908
2019	349

Total	$3,471

(4) Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis:

	As of April 30, 2015
	Level I	Level II	Level III	Total
	(in thousands)
Financial assets
Money market funds	$102,567	$—	$—	$102,567

Reported as:
Cash and cash equivalents				$102,567

	As of July 31, 2014
	Level I	Level II	Level III	Total
	(in thousands)
Financial assets
Money market funds	$51,258	$—	$—	$51,258

Reported as:
Cash and cash equivalents				$51,258

(5) Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	April 30, 2015	July 31, 2014
	(in thousands)
Prepaid expenses	$1,468	$1,635
Prepaid hosting costs	1,658	1,760
Other	1,090	1,138

	$4,216	$4,533

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over the estimated useful lives. Property and equipment, net consisted of the following:

	April 30, 2015	July 31, 2014
	(in thousands)
Computer equipment and software	$2,768	$2,538
Furniture and fixtures	671	662
Leasehold improvements	2,656	2,076

	6,095	5,276
Less: accumulated depreciation and amortization	(2,710)	(1,802)

	$3,385	$3,474

Total depreciation expense for the three months ended April 30, 2015 and 2014 was $0.3 million and $0.3 million, respectively, and for the nine months ended April 30, 2015 and 2014 was $0.9 million and $0.9 million, respectively.

Accrued Liabilities

Accrued expenses and other current liabilities consisted of the following:

	April 30, 2015	July 31, 2014
	(in thousands)
Accrued payroll and benefits	$899	$1,025
Accrued bonus and commission	2,340	2,522
Accrued sales, service and income taxes	2,540	2,140
Other	4,217	1,707

	$9,996	$7,394

Deferred Revenue

Deferred revenue consisted of the following:

	April 30, 2015	July 31, 2014
	(in thousands)
Deferred revenue:
License	$6,861	$5,476
Subscription and support	27,888	19,372
Professional services and other	3,630	3,342

Total deferred revenue	38,379	28,190
Less: current portion of deferred revenue	33,160	23,356

Non-current portion of deferred revenue	$5,219	$4,834

(6) Income Taxes

For the three months ended April 30, 2015 and 2014, the Company recorded $0.1 million and $0.1 million in income tax expense, respectively, which primarily resulted from taxable income in its foreign jurisdictions. For the nine months ended April 30, 2015 and 2014, the Company recorded $0.3 million and $0.3 million in income tax expense, respectively, which primarily resulted from taxable income withholding taxes in its foreign jurisdictions.

The Company evaluates the need for a valuation allowance against its deferred tax assets on a regular basis. In evaluating its ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including operating results, history of losses, and forecasts of future taxable income in various U.S. and foreign jurisdictions. Management has determined that the U.S. net deferred tax assets do not meet the threshold for recognition under the more likely than not standard and accordingly, have been fully offset by a valuation allowance. A valuation allowance has not been recorded on certain foreign deferred net tax assets because they are more likely than not to be recognized.

Uncertain Income Tax Positions

The Company accounts for uncertainty in income taxes by determining whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the consolidated financial statements.

The Company files U.S. federal, states and foreign income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is currently being audited by the India taxing authorities related to transfer pricing. Management has recorded a long-term tax liability for uncertain tax positions, including accrued interest and penalties. The Company believes that it is reasonably possible that its unrecognized tax benefits will change by approximately $0.2 million to $0.3 million in the next 12 months. Because of the Company’s history of tax losses in the United States and California, all years remain open to tax audit.

(7) Long-term Debt

In May 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”), which was amended and restated in November 2014 (“Loan Agreement”). The loan agreement provides the Company with the ability to borrow up to $25.0 million through a $12.5 million revolving line of credit subject to an accounts receivable borrowing base, which refinanced and replaced the existing revolving line in its entirety and $12.5 million term loan. The Company can draw upon the revolving line of credit through October 31, 2017, and the revolving loans bear interest at a rate equal to prime plus 1.5% per annum (4.75% at April 30, 2015). Outstanding revolving loans are limited to the lesser of $12.5 million or 80% of the balance of certain eligible customer accounts receivable. The term loan is available in two tranches. The first tranche, Tranche A, in an aggregate principal amount of $4.0 million, refinanced and replaced the existing term loan and existing growth capital loan in their entirety. The principal amount of Tranche A is payable in equal monthly installments over a 30-month period with the last payment due no later than May 31, 2017. The second tranche, Tranche B, in an aggregate principal amount of up to $8.5 million, is available to borrow through May 31, 2016. Tranche B has interest only payments during such draw period and thereafter the principal is payable in equal monthly installments over a 24-month period. The term loan bears interest at a rate equal to prime plus 0.75% per annum (4.0% at April 30, 2015). An end-of-term payment of $156,250 will become due upon the final payment of Tranche A, or Tranche B, if applicable. The Company is permitted to prepay all term loans without premium or penalty. An existing equipment term loan provided under the Loan Agreement is fully funded and not available for further draws under the amendment. The Company will continue to repay the outstanding principal of this equipment term loan in monthly installments, plus interest at a rate equal to prime plus 2.0% per annum (5.25% at April 30, 2015 and 5.25% at July 31, 2014), with the last payment due in June 2017.

The Loan Agreement contains customary affirmative covenants and certain financial and negative covenants, including restrictions on disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on the Company’s assets and paying dividends. The Company is required to maintain a minimum liquidity ratio and minimum revenue on a rolling two quarter basis that is not less than 80% of its projected revenues for each period. The Company has pledged substantially all of its assets, other than its intellectual property, as collateral under the loan and security agreement. As of April 30, 2015 and July 31, 2014, the Company was in compliance with all loan covenants.

The Loan Agreement contains customary events of default that include, among others, payment defaults, covenant defaults, bankruptcy defaults, cross-defaults to certain other obligations, judgment defaults and inaccuracy of representations and warranties. Upon the occurrence of an event of default, SVB may elect to declare all amounts outstanding under the Loan and Security Agreement to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay all amounts outstanding, SVB can proceed against the collateral granted to them to secure such indebtedness. In addition, the occurrence of an event of default will increase the applicable rate of interest by three percentage points for the applicable unpaid loan(s).

The Company’s outstanding loan balances as of April 30, 2015 and July 31, 2014 are summarized as follows:

	April 30, 2015	July 31, 2014
	(in thousands)
Silicon Valley Bank term loan	$3,333	$2,204
Silicon Valley Bank growth capital loan	—	1,611
Silicon Valley Bank equipment loan	1,083	1,459

Total principal amount	4,416	5,274
Less: Unamortized discount	(33)	(31)

Total debt	4,383	5,243
Less: current portion	(2,075)	(2,778)

Non-current debt, excluding current portion	$2,308	$2,465

The future principal maturities of debt as of April 30, 2015 are as follows:

(in thousands)
2015 (remaining)	$524
2016	2,100
2017	1,792

Total	$4,416

In connection with the Loan Agreement, the Company issued SVB warrants (“SVB warrants”) to purchase 3,495, 26,315 and 39,473 shares of common stock during the nine months ended April 30, 2015 and the years ended July 31, 2013 and 2012, respectively. Warrants to purchase 41,446 shares have an exercise price of $0.69 per share and expire in May 2022. Warrants to purchase 24,342 shares have an exercise price of $3.65 per share and expire in May 2022. Warrants to purchase 3,495 shares have an exercise price of $13.68 and expire in November 2024. Upon funding of Tranche B, the Company will issue warrants to purchase 10,485 shares of common stock with an exercise price of $13.68 per share and expiration in November 2024. The fair value of the SVB warrants was determined using the Black-Scholes option valuation model. As of April 30, 2015 and July 31, 2014, 69,283 and 65,788 of these warrants to purchase shares of common stock remained outstanding and exercisable.

On May 13, 2015, 65,788 warrant shares were net exercised on a cashless basis resulting in issuance of 57,082 common shares. As of May 13, 2015, 3,495 warrants remained outstanding and exercisable.

The following assumptions were used to estimate the fair value of the SVB warrants issued during the nine months ended April 30, 2015:

Expected volatility	42.0%
Risk-free interest rate	2.3%
Dividend yield	0.0%
Expected term (in years)	10.0

(8) Commitments and Contingencies

Leases

The Company leases office space in San Jose, California; London, England; and Bangalore, India under non-cancelable operating leases with various expiration dates through 2019. Rent expense was $0.6 million and $0.7 million for the three months ended April 30, 2015 and 2014, and $1.8 million and $1.9 million for the nine months ended April 30, 2015 and 2014.

Future minimum lease payments under non-cancelable operating leases as of April 30, 2015 are as follows:

(in thousands)
2015 (remaining)	$567
2016	2,231
2017	2,152
2018	2,874
2019	1,656

Future minimum operating lease payments	9,480
Less: minimum payments to be received from non-cancelable sublease	(305)

Total future minimum operating lease payments, net	$9,175

Letters of Credit

As of April 30, 2015 and July 31, 2014, the Company had a total of $0.5 million and $0.5 million, respectively in letters of credit outstanding related to its leased office space in San Jose, California. The letters of credit are collateralized by substantially all of the Company’s assets, excluding its intellectual property. These letters of credit renew annually and mature at various dates through June 30, 2019.

Legal Matters and Contingencies

The Company makes a provision for a liability relating to legal matters and loss contingencies when it is both probable that a liability has been or will be incurred and the amount of the loss can be reasonably estimated.

From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax, and other matters.

The Company is not currently aware of any litigation matters or loss contingencies that would be expected to have a material adverse effect on its business, consolidated financial position, results of operations, comprehensive loss or cash flows.

Indemnification Arrangements

In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities with respect to the Company’s products and services and its business. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract.

The Company includes service level commitments to its cloud customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that it fails to meet those levels. To date, the Company has not incurred any material costs as a result of these commitments and the Company expects the time between any potential claims and issuance of the credits to be short. As a result, the Company has not accrued any liabilities related to these commitments in the Company’s consolidated financial statements.

In addition, the Company has indemnification agreements with its directors and certain of its executive officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.

(9) Segment Information and Information About Geographic Areas

Revenue by geography is based on the shipping address of the customer. The following tables present the Company’s revenue by geographic region for the periods presented:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
United States	$10,099	$11,089	$30,207	$26,733
United Kingdom	2,599	980	6,481	2,622
Rest of the world	4,592	2,319	13,217	8,450

	$17,290	$14,388	$49,905	$37,805

No individual country other than the United States and the United Kingdom accounted for more than 10% of total revenue during any of the periods presented.

Long-lived assets by geographic area were as follows:

	April 30, 2015	July 31, 2014
	(in thousands)
United States	$20,696	$22,117
Rest of the world	904	443

	$21,600	$22,560

(10) Stockholders’ Equity

Common Stock

Upon completion of the IPO, the Company’s certificate of incorporation was amended and restated to increase the amount of common stock authorized for issuance from 30,263,157 to 1,000,000,000 shares of $0.001 par value of common stock.

Convertible Preferred Stock

Upon completion of the IPO, all shares of the Company’s issued and outstanding convertible preferred stock were automatically converted into 19,818,172 shares of common stock and the Company’s certificate of incorporation was amended and restated to authorize the Company to issue 200,000,000 shares of preferred stock with a par value of $0.001 per share.

(11) Stock Incentive Plan

2005 Stock Incentive Plan

In 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”), which was amended in April 2014. The 2005 Plan was terminated in connection with the IPO, and accordingly, no shares are available for future issuance under this plan. All shares that were reserved but not issued under the 2005 Plan as of immediately prior to its termination became available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”) upon its adoption. Shares reserved for issuance pursuant to awards under the 2005 Plan that expire or terminate without having been exercised subsequent to the IPO or are forfeited to or repurchased by the Company subsequent to the IPO will become available for issuance under the 2015 Plan, subject to the limits set forth in the 2015 Plan.

2015 Equity Incentive Plan

In April 2015, the Board adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), which became effective upon the effectiveness of the IPO prospectus. The 2015 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code, to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants.

As of April 30, 2015, an aggregate of 2,846,146 common shares were reserved and available for issuance under the 2015 Plan.

2015 Employee Stock Purchase Plan

The Company’s Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “ESPP”) with the first offering period under the ESPP beginning on the effectiveness of the IPO prospectus. As of such date, an aggregate of 775,000 shares of common stock were reserved and are available for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at 85% of the fair market value, as defined in the ESPP, on the first day of the offering period or the last day of the purchase period, whichever is lower, and subject to any plan limitations. The ESPP provides for consecutive six-month offering periods, starting on the first trading day on or after June 15 and December 15 of each year. The first offering period began on the first trading day after the effective date of the registration statement and will end on December 15, 2015.

Stock-based Compensation Expense

The total stock-based compensation expense recognized for stock-based awards in the consolidated statements of comprehensive loss was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Cost of subscription and support revenue	$8	$5	$21	$17
Cost of professional services and other revenue	54	42	145	89
Research and development	306	174	759	309
Sales and marketing	173	115	492	261
General and administrative	281	355	852	785

Total stock-based compensation expense	$822	$691	$2,269	$1,461

The total stock-based compensation expense for stock options awarded to non-employees included above was immaterial for all periods presented.

Stock Options

A summary of common stock option activity for the nine months ended April 30, 2015 was as follows:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balances at July 31, 2014	4,008,725	$2.51	7.65	$31,716
Options granted	1,140,644	14.61
Options exercised	(438,440)	2.14
Options cancelled	(450,033)	1.92

Balances at April 30, 2015	4,260,896	$5.65	7.50	$38,931

Exercisable at April 30, 2015	1,965,664	$1.73	5.93	$25,052

Vested and expected to vest at April 30, 2015	3,723,122	$5.35	7.33	$35,141

The intrinsic value for options exercised represents the difference between the fair market value based on the valuation of the common stock as determined by the Company’s Board of Directors prior to the IPO, or the closing market price of the Company’s common stock, following the IPO, on the date of exercise and the exercise price of the in the money stock options.

Series G-1 Convertible Preferred Stock

Stock-based compensation expense for the three months ended April 30, 2015 and 2014 included $0.1 million and $0.4 million, respectively, and nine months ended April 30, 2015 and 2014 included $0.5 million and $0.5 million, respectively, of amortization expense for Series G-1 convertible preferred stock issued to former employees of InsightsOne. The awards are subject to vesting on a monthly basis over certain vesting periods. As of April 30, 2015, the remaining unamortized expense related to Series G-1 convertible preferred stock was $0.9 million, which will be recognized over a weighted-average remaining period of 1.5 years.

Restricted Stock Units

A summary of RSU activity during the nine months ended April 30, 2015 was as follows:

	RSUs Outstanding			Aggregate Intrinsic Value (In thousands)
	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Balances at July 31, 2014	15,806	$ 7.38
Granted	13,157	17.56
Released	—	—
Forfeited	(2,138)	7.38

Balances at April 30, 2015	26,825	$12.99	5.85	$388

RSUs include awards granted in connection with the acquisition of InsightsOne in fiscal 2014. These RSUs are subject to a time-based vesting condition and a performance-based vesting condition, both of which must be satisfied before the RSUs are vested and settled for shares of common stock. The time-based vesting condition is three years and the performance-based vesting condition was satisfied upon the completion of the Company’s initial public offering in April 2015. Upon satisfaction of the performance-based vesting condition, the Company recognized cumulative stock-based compensation expense to the extent of satisfaction of the time-based vesting condition as of such date, which resulted in $37 thousand of stock-based compensation expense during the nine months ended April 30, 2015. The remaining expense will be recognized over the remainder of the time-based vesting condition. As of April 30, 2015, the remaining unamortized expense related to RSUs was $39 thousand which will be recognized over a weighted-average remaining period of 1.6 years.

(12) Net Loss Per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considers all series of the convertible preferred stock to be participating securities as the holders of the preferred stock are entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on the common stock. The holders of the convertible preferred stock do not have a contractual obligation to share in the Company’s losses. As such, the Company’s net losses for the three and nine months ended April 30, 2015 and 2014 were not allocated to these participating securities.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including common stock issuable upon conversion of the convertible preferred stock, outstanding stock-based awards, and outstanding warrants, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for the periods presented:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Numerator:
Net loss	$(10,988)	$(13,015)	$(37,797)	$(45,227)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	5,095	3,572	4,363	3,153

Net loss per share, basic and diluted	$(2.16)	$(3.64)	$(8.66)	$(14.34)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of April 30,
	2015	2014
	(in thousands)
Over-allotment option offered to the underwriters	767	—
Shares subject to outstanding common stock options	4,261	4,251
Convertible preferred stock (on an as if converted basis)	—	18,704
Restricted stock units	27	16
Shares subject to common stock warrants	69	66

Total	5,124	23,037

(13) Employee Benefit Plan

In July 2005, the Company adopted a defined-contribution retirement plan (the “401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. This 401(k) Plan covers essentially all employees. Eligible employees may make voluntary contributions to the 401(k) Plan up to the statutory annual limitations, and the Company is allowed to make discretionary contributions. The Company has made no discretionary contributions during the nine months ended April 30, 2015.

(14) Related Party Transactions

A member of the Company’s board of directors was a key employee of a publicly-traded company that is a customer of the Company. For the three months ended April 30, 2015 and for the nine months ended April 30, 2015, $0.1 million, and $2.2 million of revenue, respectively, was recorded from sales to this customer. There was no revenue recorded from sales to this customer for the three or nine months ended April 30, 2014. The Company recorded deferred revenue from sales to this customer of $0.8 million and $2.9 million as of April 30, 2015 and July 31, 2014, respectively, and had $2.9 million of accounts receivable due from this customer as of July 31, 2014. There was no accounts receivable due from this customer as of April 30, 2015. Additionally, one of the Company’s officers is a member of the board of directors of a publicly-traded company that is a customer of the Company. Revenues recorded from sales to this customer were not material for any period presented. The Company recorded deferred revenue from sales to this customer of $0.7 million and had $0.5 million accounts receivable due from this customer as of April 30, 2015. There was no deferred revenue or accounts receivable recorded for this customer as of July 31, 2014.

Another member of the Company’s board of directors had a beneficial ownership interest in InsightsOne prior to its acquisition by Apigee in December 2013. See Note 2 for further details on the InsightsOne acquisition.

(15) Subsequent Events

On May 13, 2015, SVB exercised its warrants to purchase 65,788 shares of the Company’s common stock resulting in issuance of 57,082 shares of the Company’s common stock on a net-exercise basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC on April 24, 2015 (the “IPO Prospectus”). The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above.

Overview

At Apigee, our mission is to make every business a digital business.

Unprecedented growth in mobile technologies, big data, cloud services and the connected devices that comprise the Internet of Things, or IoT, has disrupted or transformed the dynamics of business, changed consumer behavior and eroded the divide between the physical and digital worlds. To fully embrace the digital world, businesses must provide seamless customer experiences across a myriad of devices and channels, respond quickly to fast-changing customer expectations and market conditions, drive revenue through new business models and create or participate in digital ecosystems. A digital business creates value by unlocking its data and services to better serve customers in a real-time, anywhere-anytime fashion and uses data to continually improve the customer experience and drive additional revenue.

We believe that application programming interfaces, or APIs, are a critical enabling technology for the shifts in mobile, cloud computing, big data and the IoT and that APIs are a foundational technology on which digital business operates. We believe that a new and expansive market opportunity exists to help enterprises adopt digital strategies and navigate the digitally driven economy.

We provide an innovative software platform that allows businesses to design, deploy, and scale APIs as a connection layer between their core IT systems and data and the applications with which their customers, partners, employees and other users engage with their business. The foundations of our platform are Apigee Edge, a robust API management solution, and Apigee Insights, our predictive analytics software solution. Our platform enables a comprehensive view of the enterprise data the user is consuming and generating, and data about the context in which the customer is using the digital product or service, or contextual data. In addition, our platform provides tools for businesses to drive usage and adoption of APIs by their business partners and developers. Using our platform, businesses in any industry can easily and securely connect their core services and data to developers to enable them to develop applications and experiences for customers, partners, employees and other users. Using our platform, businesses can forge new partnerships, build partner ecosystems, and participate fully in emerging digital business networks.

We believe that in order to build, manage and extract valuable insights from APIs and data needed for digital business, nearly all businesses will require a new layer within their core application software stack to achieve this. To enable this new layer, we provide a purpose-built, self-service, scalable platform that can be deployed either in the cloud or on-premises to securely expose a business’ data and services needed to enable users to engage and transact with the business. Because we provide API publishing, operations, and data visibility in our integrated solution, our platform enables more informed predictive analytics to help the business anticipate and adjust to customer behavior.

We were incorporated in fiscal 2004. From fiscal 2004 to fiscal 2007, our activities were focused on research and development that resulted in the first commercial release of our software in fiscal 2007—our Apigee Edge on-premises platform. In fiscal 2009, we extended our Apigee Edge solution to a cloud offering to enable deployment flexibility for our customers. In fiscal 2012, we further extended our platform with the release of our first predictive analytics solution, Apigee Insights. In December 2013, we acquired InsightsOne Systems, Inc., or InsightsOne, to further advance predictive analytics as part of our platform strategy and to bolster our developer adoption strategy. In fiscal 2013, we expanded our network of channel partners by entering into a master alliance agreement with Accenture, under which either we co-sell or they resell our solutions as part of larger installations. In fiscal 2014, we announced an OEM and reseller partnership with SAP under which SAP will deliver a comprehensive API management application built on our Apigee Edge product on SAP’s Hana Cloud to SAP’s cloud customers, and sell our Apigee Edge product on a standalone basis to its on-premises customers.

We generate our revenue primarily from licenses and subscriptions for our Apigee Edge products and from professional services. We also generate revenue from licenses of and subscriptions to our Apigee Insights product, although such revenue has been immaterial to date because we re-released our Apigee Insights product in fiscal year 2014 and currently have few active customers. We also offer a free trial version of Apigee Developer to the developer community. We provide our customers the flexibility to deploy our software as a cloud service or on-premises. For those customers that deploy our products as a cloud service, we license our software on a subscription basis. For those customers that deploy our products on premises, we offer two licensing options, a time-based license or a perpetual license. We recognize revenue from subscription fees ratably over the service period, and have been increasing the proportion of our revenue mix that we derive from subscriptions. We therefore believe that gross billings provides valuable insight into the performance of our business. We expect professional services and other revenue to account for a decreasing percentage of our total revenue over the long term as we continue to increase our subscriptions and as our customers increase their use of professional services provided by our channel partners and other third parties. However, we expect to continue to provide professional services as an important part of our solution to our customers because digital infrastructure transformation frequently involves core business strategy.

We sell our products through direct field sales, direct inside sales and indirect channel sales. We utilize a wide range of online and offline marketing activities to drive brand awareness, thought leadership, developer trials and lead volume. Our software sales pricing is based on the customer’s usage. Our on premises license sales are based on the number of computer server cores, while our cloud-based services sales are based on API traffic. Many of our customers initially use our product as a free trial by visiting our website, creating an account and testing the free cloud version of our platform. In addition, we offer open source solutions that introduce developers to the key technical concepts and technologies of APIs and mobile app development, and that allow their APIs and applications to be migrated or deployed to our paid products. After signing up, developers are able to experience the power of our platform and learn how to interact with our solutions, enabling them to understand the benefits of our paid products. We use the trial program as a source of lead volume for our direct sales team.

Our customers include many leading businesses: 20 of the Fortune 100, six of the top 10 Global 2000 retail brands and six of the top 10 global telecommunications companies as of April 30, 2015. Our solution has been sold to customers in over 30 countries around the world. Our current focus is on acquiring new customers and increasing revenue from our existing customers as they realize the value of our platform and expand the use of our software through additional use cases and broader deployment within their organizations. We are also focused on increasing adoption of our platform through our Apigee developer program.

We have experienced rapid growth in recent periods. Our gross billings were $22.5 million and $18.1 million in the three months ended April 30, 2015 and 2014, respectively, representing a growth rate of 24% and $69.4 million and $41.8 million in the nine months ended April 30, 2015 and 2014, respectively, representing a growth rate of 66%. Our total revenue was $17.3 million and $14.4 million in the three months ended April 30, 2015 and 2014, and $49.9 million and $37.8 million in the nine months ended April 30, 2015 and 2014. For the three months ended April 30, 2015 and 2014, respectively, AT&T accounted for 5% and 14% of our total revenue. For the nine months ended April 30, 2015 and 2014, respectively, AT&T accounted for 6% and 16% of our total revenue. Excluding our revenue from AT&T, our total revenue was $16.5 million and $12.3 million in the three months ended April 30, 2015 and 2014, respectively, and $47.0 million and $31.8 million in the nine months ended April 30, 2015 and 2014, respectively. One other customer accounted for 15% of our total revenue in the three months ended April 30, 2014, and no other customer accounted for more than 10% of our total revenue in the three months ended April 30, 2015 or nine months ended April 30, 2015 and 2014. Our revenue derived from sales to customers located outside the United States was approximately 42% and 23% in the three months ended April 30, 2015 and 2014, respectively, and 39% and 29% in the nine months ended April 30, 2015 and 2014, respectively. We expect that sales to customers located outside the United States will continue to comprise a significant portion of our total revenue for the foreseeable future.

We have made substantial investments in developing and improving our platform and solutions, in expanding our sales and marketing capabilities and geographic coverage, and in providing general and administrative resources to support our growth. As a result, we have incurred net losses of $11.0 and $13.0 million in the three months ended April 30, 2015 and 2014, respectively and $37.8 and $45.2 million in the nine months ended April 30, 2015 and 2014, respectively. We had an accumulated deficit of $183.7 and $145.9 million as of April 30, 2015 and July 31, 2014, respectively, and we expect to continue to incur net losses for the foreseeable future. We expect that continued investments will drive further growth in our gross billings and total revenue. While increases in our gross billings and total revenue may trail the increases in our operating expenses in the near term, we expect to realize operating leverage in our business model over the long term.

Key Opportunities and Challenges Affecting Our Performance

Market Adoption of Our Platform

We are affected by the pace at which enterprises adopt APIs, mobile apps and cloud computing, and make the transition to become digital businesses. We believe that the transformation to digital business, enabled by APIs and powerful analytics, is an emerging trend. We believe that we have established a leadership position in this new market, both as a provider of API management and data analytics and also as a thought leader helping to define the architecture and vision of API-enabled and data-driven businesses. We intend to extend our leadership position by continuing to innovate, bringing new technologies to market, and honing best practices and thought leadership by working closely with our global customer base, both at a technology level and with senior executives. The degree to which prospective customers recognize the need to transform their businesses into digital businesses will determine the rate at which we are able to sell our platform to new and existing customers.

Investment in Our API and Predictive Analytics Solutions

We have invested, and intend to continue to invest, in expanding the breadth and depth of our platform to enable organizations to deploy robust APIs, big data, predictive analytics and IoT solutions. We intend to continue to invest in research and development to enhance the application development and technology capabilities of our platform. We had four significant product releases or enhancements in calendar 2014. We typically provide our customers with updates to our solution twice a month in the cloud and on premises.

Ability to Grow Our Worldwide Sales Capacity

We have invested, and intend to continue to invest, in expanding our sales capacity and improving our sales operations to drive additional revenue and support the growth of our global customer base. We sell our platform through direct field sales, direct inside sales and indirect channel sales. Our sales to date have been primarily through our direct field sales force, which grew nearly 300% from July 31, 2012 to July 31, 2014. We are continuing to develop and expand a partner community to supplement our sales and support operations through system integrators, OEM partners, resellers and other partners to further influence customer decision making and drive adoption of our solutions. Our partners may also co-sell with our direct field sales organization. Our channel partners provide us with additional sales leverage by sourcing new prospects, providing professional services and technical support to existing customers and upselling additional use cases. These channel partners expand our geographic sales reach worldwide, particularly in key international markets in EMEA and APAC. All of these factors will influence timing and overall levels of sales capacity, impacting the rate at which we will be able to acquire customers to drive revenue growth. In fiscal 2014, we derived very limited revenue through our channel partners.

Expansion and Upsell Within Our Existing Customer Base

After the initial sale to and successful deployment by a new customer, we focus on expanding our relationship with the customer to sell additional software licenses and add-on features of our current platform. Historically, we have often realized sales of additional software licenses and add-on features on prior versions of our Apigee Edge platform as well. However, upon the introduction of our current platform in August 2012, there was no viable migration path for transitioning existing customers to the current Apigee Edge platform. Accordingly, we believe our upsell opportunities with customers who initially licensed our prior platforms to be limited. We expect our opportunity to expand our customer relationships through additional sales to increase as we add new customers to the current Apigee Edge platform, broaden our product portfolio to meet additional mobile IT requirements, increase the benefits provided to both users and the enterprise and enhance platform functionality. Additional sales over the lifecycle of a customer relationship can significantly increase the return on our sales and marketing investments. Accordingly, our financial performance will depend in part on the degree to which our expansion and upsell sales strategy is successful.

Mix of Products Sold as Subscription and Perpetual Licenses

We offer our customers the flexibility to use our software as a cloud service or on premises. For those customers that use our platform as a cloud service, we license our software on a subscription basis. For those customers that use our platform on premises, we offer two licensing options, a time-based license or a perpetual license. In addition, we also offer our customers software support and professional services. We expect the proportion of our subscription and support revenue to our total revenue to increase over time. However, because we recognize subscription and term revenue ratably over the duration of the related contracts, increases in total revenue will lag any increase in subscription arrangements. Furthermore, the unpredictability of the timing of our receipt of orders for perpetual licenses, the revenue for which we typically recognize upfront, may cause fluctuations in our quarterly financial results.

Future Investment in Growth and Product Development

We intend to extend our leadership position by continuing to innovate, bringing new technologies to market, and honing best practices and thought leadership by working closely with our global customer base, both at a technology level and with senior executives. We intend to continue building innovative software products that extend the value of our existing offering and further help enterprises realize digital business success, through new growth and operational efficiencies. We develop technology to address emerging technology markets such as the IoT. We have steadily increased our focus on partner and channel development efforts to drive efficient new customer acquisition across geographies and industries. We believe that there is substantial opportunity to grow our international business. We plan to continue to aggressively market to customers located outside the United States by building partnerships that help us add customers internationally and by expanding our direct and indirect sales channels outside the United States and EMEA.

Certain Key Non-GAAP Financial Metrics

To supplement our financial results presented on a GAAP basis, we provide investors with certain non-GAAP financial measures, including gross billings, non-GAAP gross profit, non-GAAP gross margin, and non-GAAP operating loss.

There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by other companies, and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge our investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

Gross Billings. We define gross billings as our total revenue plus the change in our deferred revenue in a period. Gross billings in any period consists of sales to new customers plus renewals by and additional sales to existing customers. Our management uses gross billings as a performance measurement because we generally bill our customers at the time of sale of our solutions and recognize revenue either upon delivery or ratably over subsequent periods, and a portion of our revenue may be recognized over a period of more than 12 months. We believe that gross billings provides valuable insight into the sales of our solutions and the performance of our business.

Non-GAAP Gross Profit and Gross Margin. We define non-GAAP gross profit as our total revenue less our total cost of revenue, adjusted to exclude stock-based compensation associated with equity awards granted to professional services and maintenance personnel and amortization of acquired intangible assets. We define non-GAAP gross margin as our non-GAAP gross profit as a percentage of our total revenue. Non-GAAP gross profit and gross margin are key measures used by our management to understand and evaluate our operating performance and trends. In particular, non-GAAP gross profit and gross margin exclude certain non-cash expenses and can provide useful measures for period-to-period comparisons of our business.

Non-GAAP Operating Loss. We define non-GAAP operating loss as our operating loss excluding stock-based compensation expense and amortization of acquired intangibles assets. Our management uses non-GAAP operating loss to understand and evaluate our operating performance and trends. In particular, non-GAAP operating loss excludes certain non-cash expenses and can provide useful measures for period-to-period comparisons of our business.

The following table summarizes certain of our key non-GAAP financial metrics:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(dollar amounts in thousands)
Gross billings	$22,476	$18,119	$69,368	$41,803
Non-GAAP gross profit	$11,539	$8,693	$32,044	$16,926
Non-GAAP gross margin	66.7%	60.4%	64.2%	44.8%
Non-GAAP operating loss	$(9,662)	$(11,738)	$(33,931)	$(41,064)

The following table reflects the reconciliation of the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Gross billings:
Total revenue	$17,290	$14,388	$49,905	$37,805
Total deferred revenue, end of period	38,379	21,122	38,379	21,122
Less: Total deferred revenue, beginning of period	(33,193)	(17,391)	(28,190)	(17,124)

Total change in deferred revenue	5,186	3,731	10,189	3,998

Gross billings	$22,476	$18,119	$60,094	$41,803

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Non-GAAP gross profit:
Gross profit	$11,250	$8,393	$31,197	$16,450
Add: Stock-based compensation expense	62	47	166	106
Add: Amortization of intangible assets	227	253	681	370

Non-GAAP gross profit	$11,539	$8,693	$32,044	$16,926

Non-GAAP operating loss:
Operating loss	$(10,755)	$(12,764)	$(37,071)	$(43,082)
Add: Stock-based compensation expense	822	691	2,269	1,461
Add: Amortization of intangible assets	271	335	871	557

Non-GAAP operating loss	$(9,662)	$(11,738)	$(33,931)	$(41,064)

Components of Our Operating Results

Revenue

License Revenue. License revenue reflects the revenue recognized from sales of on-premises software licenses. A substantial majority of our license revenue consists of revenue from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Customers can also purchase time-based licenses, under which we typically recognize the license fee ratably over the term of the license after all other revenue recognition criteria are met. Due to the differing revenue recognition criteria applicable to perpetual and time-based licenses, shifts in the mix between perpetual and time-based licenses from quarter to quarter could produce substantial variation in the license revenue we recognize.

Subscription Revenue. We generate subscription revenue primarily from subscription fees from the customer accessing our software in the cloud. We typically recognize subscription revenue ratably over the term of the arrangement after all other revenue recognition criteria are met.

Support Revenue. We generate support revenue from maintenance and support agreements with customers for on-premises licenses, which represented 13% and 10% of our total revenue for the nine months ended April 30, 2015 and 2014, respectively. Going forward, we expect our maintenance and support revenue to remain flat or to account for a decreasing percentage of our total revenue over the long term. We typically recognize support revenue ratably over the term of the arrangement after all other revenue recognition criteria are met.

Professional Services and Other Revenue. Professional services and other revenue consists of fees recognized from consulting services. We recognize fees from consulting services as revenue as the services are performed. We recognize fees from time and material services as revenue as services are rendered based on inputs to the project, such as billable hours incurred, after all other revenue recognition criteria are met. For fixed-fee professional service arrangements, we recognize revenue under the proportional performance method of accounting and estimate the proportional performance on a monthly basis, utilizing hours incurred to date as a percentage of the total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, we recognize revenue upon completion of the arrangement.

Our professional services and other revenue represented 26% of our total revenue for the nine months ended April 30, 2015 compared to 42% of our total revenue for the nine months ended April 30, 2014. Historically, we experienced growth in our professional services and other revenue primarily due to the deployment of our software with some customers that have large, highly complex IT environments. However, in fiscal 2015 and going forward, we expect our professional services and other revenue to account for a decreasing percentage of our total revenue over the long term as our customers increase their use of professional services provided by our channel partners and other third parties. We have started to refer professional services opportunities to our partners and have started to field requests from customers to use their current third-party service providers for professional services engagements.

Cost of Revenue

Cost of License Revenue. Cost of license revenue consists primarily of the cost of third-party software royalties and amortization of acquired intangible assets.

Cost of Subscription and Support Revenue. Cost of subscription and support revenue includes all direct costs to deliver our cloud-based solution and software support, including salaries, benefits and stock-based compensation for our customer support organization, third-party hosting costs, third-party software royalties, allocated overhead for facilities and IT, and amortization of acquired intangible assets.

Cost of Professional Services and Other Revenue. Cost of professional services and other revenue includes salaries, benefits and stock-based compensation for our professional services organization, consulting services and allocated overhead for facilities and IT.

Gross Profit and Gross Margin

Gross profit, or total revenue less total cost of revenue, and gross margin, or gross profit as a percentage of total revenue, has been and will continue to be affected by various factors, including the mix among our license, subscription and professional services and other revenue, the costs associated with third-party hosting facilities and the extent to which we expand our customer support and professional services organizations. Our gross margin on license revenue and subscription and support revenue is significantly higher than our gross margin on professional services and other revenue, and our gross margin on license revenue is significantly higher than our gross margin on subscription and support revenue.

Operating Expenses

We classify our operating expenses into three categories: research and development, sales and marketing, and general and administrative. For each category, the largest component is personnel costs, which include salaries and bonuses, employee benefits costs, stock-based compensation and, in the case of sales and marketing expenses, sales commissions. Operating expenses also include allocated overhead costs for facilities and IT, which include compensation of personnel and costs associated with our facilities and IT infrastructure.

Research and Development. Research and development expenses primarily consist of personnel costs and allocated overhead attributable to our research and development personnel. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our software platform. We intend to continue to make significant investments in research and development to enhance and further develop our platform. As a result, we expect our research and development expenses to continue to increase in dollar amount for the foreseeable future.

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs and allocated overhead for our sales, marketing and business development personnel, commissions earned by our sales personnel, and the cost of marketing and business development programs. We intend to continue to make significant investments in sales and marketing to drive additional revenue and grow our global customer base. As a result, we expect our sales and marketing expenses to increase in dollar amount and to continue to be our largest operating expenses category as we continue to grow our global customer base and expand our geographic coverage.

General and Administrative. General and administrative expenses primarily consist of personnel costs and allocated overhead for our executive and administrative personnel, legal, accounting and other professional services fees, and other corporate expenses. We have recently incurred, and expect to continue to incur, additional general and administrative expenses to support the growth of our operations and to prepare to operate, and to operate, as a public company. As a result, we expect our general and administrative expenses to increase in dollar amount for the foreseeable future.

Other Income (Expense), Net

Other income (expense), net consists primarily of the changes in the fair value of common stock warrants, foreign currency exchange gains or losses, interest expense on outstanding debt and interest income earned on our cash and cash equivalents balances.

Provision for Income Taxes

Provision for income taxes is based on the amount of taxable earnings and enacted federal, state and foreign tax rates and is adjusted for allowable credits and deductions. Our provision for income taxes consists mainly of foreign taxes.

Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for our U.S. deferred tax assets. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period. See Note 6 of our audited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for more information concerning our provision for income taxes.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results are not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Consolidated Statement of Operations Data:
Revenue
License	$5,697	$3,739	$15,219	$7,305
Subscription	5,368	3,644	15,362	10,754
Support	2,326	1,399	6,496	3,940
Professional services and other	3,899	5,606	12,828	15,806

Total revenue	17,290	14,388	49,905	37,805
Cost of revenue
License	129	142	386	230
Subscription and support(1)	2,808	2,255	8,175	9,680
Professional services and other(1)	3,103	3,598	10,147	11,445

Total cost of revenue	6,040	5,995	18,708	21,355

Gross profit	11,250	8,393	31,197	16,450
Operating expenses
Research and development(1)	7,567	6,229	21,952	15,381
Sales and marketing(1)	11,139	11,571	36,313	34,027
General and administrative(1)	3,299	3,357	10,003	10,124

Total operating expenses	22,005	21,157	68,268	59,532

Operating loss	(10,755)	(12,764)	(37,071)	(43,082)
Other income (expense), net	(93)	(123)	(383)	(1,880)

Loss before income taxes	(10,848)	(12,887)	(37,454)	(44,962)
Provision for income taxes	140	128	343	265

Net loss	$(10,988)	$(13,015)	$(37,797)	$(45,227)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Cost of subscription and support revenue	$8	$5	$21	$17
Cost of professional services and other revenue	54	42	145	89
Research and development	306	174	759	309
Sales and marketing	173	115	492	261
General and administrative	281	355	852	785

Total stock-based compensation expense	$822	$691	$2,269	$1,461

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(as a percentage of total revenue)
Consolidated Statement of Operations Data:
Revenue
License	33.0%	26.0%	30.5%	19.3%
Subscription	31.0	25.3	30.8	28.5
Support	13.5	9.7	13.0	10.4
Professional services and other	22.5	39.0	25.7	41.8

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
License	0.7	1.0	0.8	0.6
Subscription and support	16.2	15.7	16.3	25.6
Professional services and other	17.9	25.0	20.3	30.3

Total cost of revenue	34.8	41.7	37.4	56.5

Gross profit	65.2	58.3	62.6	43.5
Operating expenses
Research and development	43.8	43.3	44.0	40.7
Sales and marketing	64.4	80.4	72.8	90.0
General and administrative	19.1	23.3	20.0	26.8

Total operating expenses	127.3	147.0	136.8	157.5

Operating loss	(62.1)	(88.7)	(74.2)	(114.0)
Other income (expense), net	(0.5)	(0.9)	(0.8)	(4.9)

Loss before income taxes	(62.6)	(89.6)	(75.0)	(118.9)
Provision for income taxes	0.9	0.9	0.7	0.7

Net loss	(63.5)%	(90.5)%	(75.7)%	(119.6)%

Three Months Ended April 30, 2015 and 2014

Revenue

	Three Months Ended April 30,		% Change
	2015	2014
	(dollar amounts in thousands)
Revenue
License	$5,697	$3,739	52.4%
Subscription	5,368	3,644	47.3%
Support	2,326	1,399	66.2%
Professional services and other	3,899	5,606	(30.5)%

Total revenue	$17,290	$14,388	20.2%

Percentage of revenue
License	33.0%	26.0%
Subscription	31.0%	25.3%
Support	13.5%	9.7%
Professional services and other	22.5%	39.0%

Total	100.0%	100.0%

Total revenue increased $2.9 million, or 20%, in the three months ended April 30, 2015, compared to three months ended April 30, 2014, primarily due to an increase in license revenue of $2.0 million, or 52%, growth in subscription revenue of $1.7 million, or 47% and increase in support revenue of $0.9 million or 66%, partially offset by a decrease in professional services and other revenue of $1.7 million or 31%. The increase in license revenue of $2.0 million was driven primarily by growth in our on-premises deployments with new and existing customers. The increase in subscription revenue of $1.7 million was primarily due to the growth in the number of customers adopting our cloud-based solution. Additionally, revenue from software support increased $0.9 million as a result of on-premises software licenses that increased our cumulative installed base of customers that pay for recurring software support fees. The decline in professional services and other revenue of $1.7 million, or 31%, was primarily due to professional services and other revenue we recognized from AT&T in the three months ended April 30, 2014. AT&T accounted for 5% of our total revenue in the three months ended April 30, 2015, and 14% of total revenue in the three months ended April 30, 2014. No customer accounted for more than 10% of our total revenue in the three months ended April 30, 2015. One other customer accounted for 15% of our total revenue in the three months ended April 30, 2014. Excluding revenue from AT&T, our total revenue increased $4.2 million, or 34%, in the three months ended April 30, 2015, compared to the three months ended April 30, 2014. Excluding our license revenue from AT&T, our license revenue increased $2.0 million, or 52%, in the three months ended April 30, 2015, compared to the three months ended April 30, 2014. Excluding our support revenue from AT&T, our support revenue increased $1.0 million, or 99%, in the three months ended April 30, 2015, compared to the three months ended April 30, 2014. Excluding our professional services and other revenue from AT&T, our professional services and other revenue decreased $0.5 million, or 14%, in the three months ended April 30, 2015, compared to the three months ended April 30, 2014 as a result of increased referrals of professional services opportunities to our partners. We also experienced an increase in the proportion of our total revenue that we derive from customers located outside the United States, rising to 42% in the three months ended April 30, 2015 from 23% in the three months ended April 30, 2014.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		% Change
	2015	2014
	(dollar amounts in thousands)
Cost of revenue
License	$129	$142	(9.2)%
Subscription and support	2,808	2,255	24.5%
Professional services and other	3,103	3,598	(13.8)%

Total cost of revenue	$6,040	$5,995	0.8%

Gross margin
License	97.7%	96.2%
Subscription and support	63.5%	55.3%
Professional services and other	20.4%	35.8%

Total gross margin	65.1%	58.3%

Total cost of revenue remained flat in the three months ended April 30, 2015, compared to the three months ended April 30, 2014, primarily due to an increase in cost of subscription and support revenue of $0.6 million, or 25%, largely offset by a decrease in cost of professional services and other revenue of $0.5 million, or 14%. The increase in cost of subscription and support revenue primarily reflected a $0.7 million increase in third-party hosting and consulting costs as we substantially completed the migration of existing customers to our current digital platform and added new customers on to our platform. The decrease in cost of professional services and other revenue reflected a $0.3 million decrease in third-party consulting costs and a $0.2 million decrease in salaries and benefits and stock-based compensation expense as we gained efficiencies in our professional services organization and began to refer professional service opportunities to our partners. Cost of license revenue was nominal in both periods.

Total gross margin increased due to the impact of revenue mix between our license, subscription and support, and professional services and other revenue. More specifically, our license and subscription and support revenue accounted for 77% of our total revenue in the three months ended April 30, 2015, compared to 61% of our total revenue the three months ended April 30, 2014. The increase in total gross margin also reflected increased efficiencies in our customer support organization and substantial completion of customer migration to our current digital platform. In addition, the increase was partially offset by a decline in gross margin realized on our professional services and other revenue for the three months ended April 30, 2015 due to higher professional services and other revenue we recognized from AT&T in the three months ended April 30, 2014.

Operating Expenses

	Three Months Ended April 30,		% Change
	2015	2014
	(dollar amounts in thousands)
Operating expenses
Research and development	$7,567	$6,229	21.5%
Sales and marketing	11,139	11,571	(3.7)%
General and administrative	3,299	3,357	(1.7)%

Total operating expenses	$22,005	$21,157	4.0%
Percentage of revenue
Research and development	43.8%	43.3%
Sales and marketing	64.4%	80.4%
General and administrative	19.1%	23.3%

Total operating expenses	127.3%	147.0%

Research and Development Expense

Research and development expense increased $1.3 million, or 21%, in the three months ended April 30, 2015, compared to the three months ended April 30, 2014, primarily due to a $1.4 million increase in salaries, benefits and stock-based compensation expense as we increased engineering headcount to support ongoing development and enhancement of our product offerings.

Sales and Marketing Expense

Sales and marketing expense decreased $0.4 million, or 4%, in the three months ended April 30, 2015, compared to the three months ended April 30, 2014, primarily due to a $0.3 million decrease in professional services expense.

General and Administrative Expense

General and administrative expense was relatively flat in the three months ended April 30, 2015, compared to the three months ended April 30, 2014, primarily related to a decrease of $0.3 million in corporate charges which was partially offset by a $0.1 million increase in salaries and benefits and stock-based compensation expense to support our overall growth.

Other Income (Expense), Net

	Three Months Ended April 30,		% Change
	2015	2014
	(dollar amounts in thousands)
Other income (expense), net	$(93)	$(123)	(24.4)%
Percentage of revenue
Other income (expense), net	(0.5)%	(0.9)%

Other income (expense), net remained flat during the three months ended April 30, 2015, compared to the three months ended April 30, 2014.

	Three Months Ended April 30,		% Change
	2015	2014
	(dollar amounts in thousands)
Provision for income taxes	$140	$128	9.4%
Percentage of revenue
Provision for income taxes	0.9%	0.9%

Provision for income taxes remained flat in the three months ended April 30, 2015, compared to the three months ended April 30, 2014, and primarily relates to foreign taxes.

Nine Months Ended April 30, 2015 and 2014

Revenue

	Nine Months Ended April 30,		% Change
	2015	2014
	(dollar amounts in thousands)
Revenue
License	$15,219	$7,305	108.3%
Subscription	15,362	10,754	42.8%
Support	6,496	3,940	64.9%
Professional services and other	12,828	15,806	(18.8)%

Total revenue	$49,905	$37,805	32.0%

Percentage of revenue
License	30.5%	19.3%
Subscription	30.8%	28.5%
Support	13.0%	10.4%
Professional services and other	25.7%	41.8%

Total	100.0%	100.0%

Total revenue increased $12.1 million, or 32%, in the nine months ended April 30, 2015, compared to nine months ended April 30, 2014, primarily due to an increase in license revenue of $7.9 million, or 108%, growth in subscription revenue of $4.6 million or 43% and an increase in support revenue of $2.6 million, or 65%. The increase in license revenue of $7.9 million was driven primarily by growth in our on-premises deployments with new and existing customers. The increase in subscription revenue of $4.6 million was primarily due to the growth in the number of customers adopting our cloud-based solution. Additionally, revenue from software support increased $2.6 million as a result of on-premises software licenses that increased our cumulative installed base of customers that pay for recurring software support fees. The decline in professional services and other revenue of $3.0 million, or 19%, was primarily due to professional services and other revenue we recognized from AT&T in the nine months ended April 30, 2014. AT&T accounted for 6% of our total revenue in the nine months ended April 30, 2015, and 16% of total revenue in the nine months ended April 30, 2014. No other customers accounted for more than 10% of our total revenue in the nine months ended April 30, 2015 or 2014. Excluding revenue from AT&T, our total revenue increased $15.3 million, or 48%, in the nine months ended April 30, 2015, compared to the nine months ended April 30, 2014. Excluding our license revenue from AT&T, our license revenue increased $7.9 million, or 108%, in the nine months ended April 30, 2015, compared to the nine months ended April 30, 2014. Excluding our support revenue from AT&T, our support revenue increased $2.7 million, or 96%, in the nine months ended April 30, 2015, compared to the nine months ended April 30, 2014. Excluding our professional services and other revenue from AT&T, our professional services and other revenue increased $0.1 million, or 1%, in the nine months ended April 30, 2015, compared to the nine months ended April 30, 2014 as a result of increased referrals of professional services opportunities to our partners. We also experienced an increase in the proportion of our total revenue that we derive from customers located outside the United States, rising to 39% in the nine months ended April 30, 2015 from 29% in the nine months ended April 30, 2014.

Cost of Revenue and Gross Margin

	Nine Months Ended April 30,		% Change
	2015	2014
	(dollar amounts in thousands)
Cost of revenue
License	$386	$230	67.8%
Subscription and support	8,175	9,680	(15.5)%
Professional services and other	10,147	11,445	(11.3)%

Total cost of revenue	$18,708	$21,355	(12.4)%

Gross margin
License	97.5%	96.9%
Subscription and support	62.6%	34.1%
Professional services and other	20.9%	27.6%

Total gross margin	62.5%	43.5%

Total cost of revenue decreased $2.6 million, or 12%, in the nine months ended April 30, 2015, compared to the nine months ended April 30, 2014, primarily due to a decrease in cost of subscription and support revenue of $1.5 million, or 16%, and a decrease in cost of professional services and other revenue of $1.3 million, or 11%. The decrease in cost of subscription and support revenue primarily reflected $1.2 million in decreased salaries and benefits and stock-based compensation expense due to decreased headcount in our customer support organization and a $0.1 million decrease in third-party hosting and consulting costs as we gained efficiencies in our customer support organization and substantially completed the migration of existing customers to our current digital platform and added new customers on to our platform. The decrease in cost of professional services and other revenue primarily reflected a $1.2 million decrease in third-party consulting costs and a $0.1 million decrease in salaries, benefits and stock-based compensation expense as we gained efficiencies in our professional services organization and began to refer professional service opportunities to our partners. Cost of license revenue was nominal in both periods.

Total gross margin increased due to the impact of revenue mix between our license, subscription and support, and professional services and other revenue. More specifically, our license and subscription and support revenue accounted for 74% of our total revenue in the nine months ended April 30, 2015, compared to 58% of our total revenue in the nine months ended April 30, 2014. This increase in total gross margin also reflected increased efficiencies in our customer support organization and substantial completion of customer migration to our current digital platform. In addition, this increase was partially offset by a decline in gross margin realized on our professional services and other revenue due to professional services and other revenue we recognized from AT&T in the nine months ended April 30, 2014.

Operating Expenses

	Nine Months Ended April 30,		% Change
	2015	2014
	(dollar amounts in thousands)
Operating expenses
Research and development	$21,952	$15,381	42.7%
Sales and marketing	36,313	34,027	6.7%
General and administrative	10,003	10,124	(1.2)%

Total operating expenses	$68,268	$59,532	14.7%
Percentage of revenue
Research and development	44.0%	40.7%
Sales and marketing	72.8%	90.0%
General and administrative	20.0%	26.8%

Total operating expenses	136.8%	157.5%

Research and Development Expense

Research and development expense increased $6.6 million, or 43%, in the nine months ended April 30, 2015, compared to the nine months ended April 30, 2014, primarily due to a $6.6 million increase in salaries and benefits and stock-based compensation expense as we increased engineering headcount to support ongoing development and enhancement of our product offerings.

Sales and Marketing Expense

Sales and marketing expense increased $2.3 million, or 7%, in the nine months ended April 30, 2015, compared to the nine months ended April 30, 2014, primarily due to a $2.6 million increase in salaries and benefits and stock-based compensation expense as we increased head count to expand our sales operations as well as increased commissions reflecting our higher sales levels.

General and Administrative Expense

General and administrative expense was relatively flat in the nine months ended April 30, 2015, compared to the nine months ended April 30, 2014, and primarily related to a $0.7 million decrease in corporate charges and a $0.7 million decrease in professional services primarily related to accounting and legal activities, partially offset by a $1.3 million increase in personnel-related expenses to support our overall growth.

Other Income (Expense), Net

	Nine Months Ended April 30,		% Change
	2015	2014
	(dollar amounts in thousands)
Other income (expense), net	$(383)	$(1,880)	(79.6)%
Percentage of revenue
Other income (expense), net	(0.8)%	(4.9)%

Other income (expense), net decreased primarily due to $1.6 million of expense associated with the revaluation of our common stock warrants during the nine months ended April 30, 2014, that did not recur in the nine months ended April 30, 2015.

	Nine Months Ended April 30,		% Change
	2015	2014
	(dollar amounts in thousands)
Provision for income taxes	$343	$265	29.4%
Percentage of revenue
Provision for income taxes	0.7%	0.7%

Provision for income taxes remained flat in the nine months ended April 30, 2015, compared to the nine months ended April 30, 2014, and primarily relates to foreign taxes.

Liquidity and Capital Resources

	As of April 30, 2015	As of July 31, 2014
	(in thousands)
Cash and cash equivalents	$105,245	$51,759

	Nine Months Ended April 30,
	2015	2014
	(in thousands)
Cash used in operating activities	$(23,494)	$(42,266)
Cash used in investing activities	(835)	(2,032)
Cash provided by financing activities	77,815	65,203

Net increase in cash and cash equivalents	$53,486	$20,905

Prior to our IPO, we funded our operations primarily through private sales of equity securities. In April 2015, we raised aggregate net proceeds of $76.8 million in our IPO, after deducting underwriting discounts and commissions and offering expenses payable by us from the gross proceeds, but before deducting approximately $1.4 million of unpaid offering costs, which are expected to be paid by the end of the Company’s fourth fiscal quarter. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, our needs for increased data center capacity to support our expanding customer base, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continuing market acceptance of our solutions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

For the nine months ended April 30, 2015, we used $23.5 million of cash in our operating activities, which reflects our net loss of $37.8 million, adjusted by non-cash charges of $4.2 million consisting primarily of $2.3 million for stock-based compensation and $1.8 million for depreciation and amortization. Additional sources of cash inflows were from changes in our working capital, including a $10.2 million increase in deferred revenue and $1.1 million increase in accrued expenses and other liabilities, which was partially offset by a $1.4 million decrease in accounts payable.

For the nine months ended April 30, 2014, we used $42.3 million of cash in our operating activities, which reflects our net loss of $45.2 million, adjusted by non-cash charges of $4.7 million consisting primarily of $1.6 million associated with changes in the fair value of our common stock warrants, $1.5 million for stock-based compensation and $1.4 million for depreciation and amortization. Additional sources of cash were from changes in our working capital, including a $4.0 million increase in deferred revenue and a $3.2 million increase in accrued expenses and other liabilities, which were partially offset by a $7.7 million increase in accounts receivable and a $1.2 million increase in prepaid expenses and other assets.

Investing Activities

During the nine months ended April 30, 2015, cash used in investing activities of $0.8 million was primarily attributable to capital expenditures for technology and software to support the growth of our business. During the nine months ended April 30, 2014, cash used in investing activities of $2.0 million was primarily attributable to capital expenditures of $2.5 million for technology and software to support the growth of our business, as well as leasehold improvements on our corporate headquarters, partially offset by $0.4 million net of cash acquired in our acquisition of InsightsOne.

Financing Activities

During the nine months ended April 30, 2015, cash provided by financing activities was primarily due to $78.3 million net proceeds from our IPO, $4.0 million proceeds from the issuance of debt and $0.8 million proceeds from exercise of stock options, partially offset by $4.9 million of repayments on our outstanding debt obligations and $0.4 million of withholding taxes paid related to net settlement of equity awards. During the nine months ended April 30, 2014, cash provided by financing activities was primarily due to $59.8 million proceeds from the issuance of convertible preferred stock, $6.5 million proceeds from the issuance of debt and $0.2 million proceeds from exercise of stock options, partially offset by $1.4 million of repayments on our outstanding debt obligations.

Long-term Debt

In May 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”), which was amended and restated in November 2014 (“Loan Agreement”). The Loan Agreement provides us with the ability to borrow up to $25.0 million through a $12.5 million revolving line of credit subject to an accounts receivable borrowing base, which refinanced and replaced the existing revolving line in its entirety and $12.5 million term loan. We can draw upon the revolving line of credit through October 31, 2017, and the revolving loans bear interest at a rate equal to prime plus 1.5% per annum (4.75% at April 30, 2015). Outstanding revolving loans are limited to the lesser of $12.5 million or 80% of the balance of certain eligible customer accounts receivable. The term loan is available in two tranches. The first tranche, Tranche A, in an aggregate principal amount of $4.0 million, refinanced and replaced the existing term loan and existing growth capital loan in their entirety. The principal amount of Tranche A is payable in equal monthly installments over a 30-month period with the last payment due no later than May 31, 2017. The second tranche, Tranche B, in an aggregate principal amount of up to $8.5 million, is available to borrow through May 31, 2016. Tranche B has interest only payments during such draw period and then the principal is payable in equal monthly installments thereafter over a 24-month period. The term loan bears interest at a rate equal to prime plus 0.75% per annum (4.0% at April 30, 2015). An end-of-term payment of $156,250 will become due upon the final payment of Tranche A, or Tranche B, if applicable. We are permitted to prepay all term loans without premium or penalty. An existing equipment term loan provided under the Loan Agreement is fully funded and not available for further draws under the amendment and we will continue to repay the outstanding principal in monthly installments, plus interest at a rate equal to prime plus 2.0% per annum (5.25% at April 30, 2015 and 5.25% at July 31, 2014), with the last payment due in June 2017.

In connection with the Loan Agreement, we issued warrants (“SVB warrants”) to purchase 39,473, 26,315, and 3,495 shares of common stock during the years ended July 31, 2012 and 2013, and the nine months ended April 30, 2015, respectively. Warrants to purchase 41,446 shares have an exercise price of $0.69 per share and expire in May 2022. Warrants to purchase 24,342 shares have an exercise price of $3.65 per share and expire in May 2022. Warrants to purchase 3,495 shares have an exercise price of $13.68 and expire in November 2024. Upon funding of Tranche B, we will issue warrants to purchase 10,485 shares of common stock with an exercise price of $13.68 per share and expiration in November 2024. The fair value of the SVB warrants was determined using the Black-Scholes option valuation model. As of April 30, 2015 and July 31, 2014, 69,283 and 65,788 of these warrants to purchase shares of common stock remained outstanding and exercisable.

The Loan Agreement contains customary affirmative covenants and certain financial and negative covenants, including restrictions on disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets and paying dividends. We are required to maintain a minimum liquidity ratio and minimum total revenue on a rolling two quarter basis that is not less than 80% of our projected revenues for each period. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the Loan and Security Agreement. As of April 30, 2015 and July 31, 2014, we were in compliance with all loan covenants.

The Loan Agreement contains customary events of default that include, among others, payment defaults, covenant defaults, bankruptcy defaults, cross-defaults to certain other obligations, judgment defaults and inaccuracy of representations and warranties. Upon the occurrence of an event of default, SVB may elect to declare all amounts outstanding under the Loan Agreement to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, SVB can proceed against the collateral granted to them to secure such indebtedness. In addition, the occurrence of an event of default will increase the applicable rate of interest by 3.0%.

Contractual Payment Obligations

There were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our IPO prospectus.

Off-Balance Sheet Arrangements

During the nine months ended April 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Indemnification Arrangements

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to customers, business partners and other parties with respect to certain matters, including losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities with respect to our products and services and our business. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract.

We include service level commitments to our cloud customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that we fail to meet those levels. To date, we have not incurred any material costs as a result of these commitments and we expect the time between any potential claims and issuance of the credits to be short. As a result, we have not accrued any liabilities related to these commitments in our consolidated financial statements.

In addition, we have indemnification agreements with our directors and certain of our executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP in the United States. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We refer to accounting estimates of this type as critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our IPO prospectus.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Recent Accounting Pronouncements

Fees paid in a cloud computing arrangement: In April 2015, the FASB issued ASU 2015-05 related to a customer’s accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. Early adoption is permitted. We are still evaluating the impact this standard will have on our consolidated financial statements.

Debt Issuance Costs: In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. Early adoption is permitted. This guidance is effective for the Company on a retrospective basis beginning in the first quarter of 2017 and is not expected to have a material impact on the Company’s consolidated financial statements.

Going Concern: In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, which requires an entity to evaluate whether there is substantial doubt about its ability to continue as a going concern, and to provide related footnote disclosures. The new standard is effective for us in our fiscal year ending July 31, 2017. We are evaluating the effect of our pending adoption of ASU 2014-15 on our consolidated financial statements and related disclosures.

Revenue Recognition: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us in its first quarter of fiscal 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Certain aspects of ASU 2014-09 are currently under re-deliberation, and in April 2015, the FASB issued an exposure draft proposing a one-year deferral of the effective date of the standard and allowing early adoption as of the original effective date. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

See also “Recently Adopted Accounting Standards” in Note 1 to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, primarily changes in interest rates and currency exchange rate fluctuations.

Interest Rate Risk

We had cash and cash equivalents of $105,245 and $51,759 as of April 30, 2015 and July 31, 2014, respectively. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making investments, consisting only of money market funds. During the nine months ended April 30, 2015 and the year ended July 31, 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our outstanding debt obligations bear interest at a variable rate tied to the prime rate. At April 30, 2015 and July 31, 2014, we had an outstanding balance of $4.4 million and $5.2 million, respectively, on our debt obligations. During the nine months ended April 30, 2015 and the year ended July 31, 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest expense.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. All of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical condensed consolidated financial statements for the nine months ended April 30, 2015 and the year ended July 31, 2014. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last three fiscal years. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q and our IPO Prospectus, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have a history of losses, and we expect to incur losses for the foreseeable future.

We have incurred significant net losses in each year since our inception, including net losses of $45.2 million and $37.8 million for the nine months ended April 30, 2015 and 2014, respectively. As a result, we had an accumulated deficit of $183.7 million at April 30, 2015 and $145.9 million at July 31, 2014, and we expect to continue to incur net losses for the foreseeable future. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. In addition, as we grow and as we become a newly public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. While historically, our total revenue has grown, not all components of our total revenue have grown consistently. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our software, increasing competition, any failure to gain or retain channel partners, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to sustain or increase profitability on a consistent basis could cause the value of our common stock to materially decline.

The market for our platform is new and unproven and may not grow or may decrease.

We were founded in 2004 and since our inception have been creating products for the developing and rapidly evolving market for API-based software platforms, a market that is largely unproven and is subject to a number of inherent risks and uncertainties. We believe that our future success will depend in large part on the growth, if any, in the market for API-based software platforms and predictive analytics. The utilization of API software and predictive analytics is still relatively new, and enterprises may not recognize the need for APIs and predictive analytics or, if they do, they may decide that they do not need a solution that offers the range of functionalities that we offer, or may decide to build such capabilities in-house. In order to grow our business and extend our market position, we intend to expand the functionality of our product and bring new technologies to market to increase market acceptance and use of our platform. It is difficult to predict customer adoption and renewal rates, customer demand for our solutions, the size and growth rate of the overall market that our platform addresses, the entry of competitive products or the success of existing competitive products. Any expansion of the market our platform addresses depends upon a number of factors, including the cost, performance and perceived value associated with such solutions. If the market our platform addresses does not achieve significant additional growth or there is a reduction in demand for such solutions caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced revenue and customer orders, early terminations, and reduced renewal rates, any of which would adversely affect our business, results of operations, financial condition and growth prospects.

We have a short operating history for our recently released solutions, including the current version of our cloud-based solution and the current version of our predictive analytics solution, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a short operating history in selling our recently released solutions, including the current version of our cloud-based solution that we began offering at the end of 2012 and the current version of our predictive analytics solution, Apigee Insights, that we began offering in 2014, which limits our ability to forecast our future operating results and plan for and model future growth. We also have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in developing industries. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or if we do not address these risks successfully, our business, results of operations, financial condition and growth prospects could differ materially from our expectations and our business could suffer.

Additionally, we have limited experience with respect to determining the optimal prices for our solutions. If the market for our solutions begins to mature or as new competitors introduce new products or services that compete with our solutions, we may be unable to attract new customers based on the pricing model we have used historically. Moreover, large customers, which are the focus of our sales efforts, may demand greater price concessions. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross margin, and other results of operations, financial condition and cash flows. Furthermore, our software sales pricing is based on the customer’s usage. Our on-premises license sales are based on the number of computer server cores, while our cloud-based services sales are based on API traffic. This usage-based aspect to our pricing model may make it difficult to accurately forecast revenue because the customer controls when and to what extent it uses our platform, and our customers’ activities on our platform may vary from period to period based on a variety of factors. As a result, revenue may fluctuate period to period. Therefore, historical revenue from a customer may not be indicative of our future revenue, and this usage-based aspect of our pricing model may limit our ability to forecast revenue.

Moreover, although we have experienced strong growth historically, we may not continue to grow in the future. Any success that we may experience in the future will depend in large part on our ability to, among other things:

•	maintain and expand our customer base and the ways in which our customers use our platform;

•	increase revenue from existing customers through increased or broader use of our platform within their organizations;

•	improve the performance and capabilities of our software through research and development;

•	successfully expand our business domestically and internationally;

•	successfully compete with other companies, open source initiatives and custom development efforts that are currently in, or may in the future enter, the markets for our software;

•	continue to invest in our platform to foster an ecosystem of developers and users to expand the use cases of our software;

•	continue to develop Apigee Edge, Apigee Insights and Apigee Developer;

•	generate leads and convert users of the trial version of our software to paying customers;

•	prevent users from circumventing the terms of their software licenses;

•	continue to enhance our website infrastructure to minimize interruptions or slower than expected download times when accessing our software from our website;

•	process, store and use our customers’ data in compliance with applicable governmental regulations and other legal obligations related to data privacy and security; and

•	hire, integrate and retain qualified talent.

If we fail to address these risks and challenges and those described elsewhere in this “Risk Factors” section, our business will be adversely affected and our operating results will suffer.

Because we currently derive substantially all of our revenue and cash flows from our Apigee Edge solution, failure of this solution to satisfy customer demands or to achieve increased market acceptance would materially and adversely affect our business, results of operations, financial condition and growth prospects.

We derive substantially all of our revenue and cash flows from our Apigee Edge solution. As such, the market acceptance of Apigee Edge is critical to our continued success. Demand for Apigee Edge is affected by a number of factors beyond our control, including continued market acceptance of our solutions by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors and additional capabilities and functionality by us, technological change, and growth or contraction of the market in which we compete. In addition, similar to the situation encountered by traditional APIs, we cannot assure you that our Apigee Edge solution and future enhancements to our platform and solutions will be able to address future advances in technology or requirements of digital businesses. Moreover, our platform may not be able to scale and perform to meet increased requirements, including any associated with the proliferation of mobile apps and devices. We also lacked a clear migration path to transition existing customers under prior versions of our Apigee Edge solution (versions prior to August 2012), which has limited our ability to sell add-on purchases to these existing customers. We have experienced, and may continue to experience, decline in add-on purchases from customers using prior versions of our Apigee Edge solution. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, results of operations, financial condition and growth prospects will be materially and adversely affected.

If we are not able to introduce new products successfully and to make enhancements to existing products, our growth rates would likely decline and our business, results of operations and competitive position could suffer.

We invest substantial resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet our customers’ evolving demands in our highly competitive industry. In order to be competitive, our platform must address an ever-increasing array of mobile apps, networked devices and back end databases, applications and systems, as well as keep pace with technological innovations in our industry and with our customers’ business requirements. For example, we are focused on enhancing the features and functionality of our platform to enhance its adaptability for the Internet of Things (“IoT”). Apigee Link, our IoT product for connecting devices to the Internet that is currently in development, is in beta testing with certain customers. We are also focused on enhancing the features and functionality of our platform for the healthcare industry segment, and have developed a new healthcare solution which is not yet commercially available, to enable healthcare payors and providers to securely share patient data with mobile health apps and with each other. We have derived no revenue from Apigee Link or our new healthcare solution to date, and we cannot assure you when these products or solutions under development will be commercially released or that they will generate material revenue. Since developing our platform is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our customers require or expect. The success of new products and enhancements to our platform and their market acceptance may depend upon the timing of introduction of these new products and enhancements, and any failure in this regard may significantly impair our revenue growth.

We also have invested, and expect in the future to continue to invest, in the acquisition of complementary products or services that expand the solutions that we can offer our customers and help us enter into new markets. We often make these investments without being certain that they will result in products or enhancements that our target markets will accept or that they will expand our share of those markets. The sizes of the markets currently addressed by our products are not certain, and our ability to grow our business in the future may depend upon our ability to introduce new solutions or enhance and improve our existing products for those markets or entry into new markets. Our growth would likely be adversely affected and we would not be able to extend our leadership position if we fail to introduce these new solutions or enhancements, fail to manage successfully the transition to new solutions from the products they are replacing or do not invest our development efforts in appropriate products or enhancements for significant new markets, or if these new products or enhancements do not attain market acceptance.

In addition, our introduction of new products that are developed or acquired by us may reduce sales of existing products or cause us to lower the sales price of existing products, which may impact our results of operations. For example, we recently began offering a lower-priced version of our Edge product, which includes fewer features and less functionality than our current version of Edge. Customers may choose to purchase this new version of Edge instead of our existing version, or we may determine to lower the price of our existing version of Edge in order to make this version more attractive to our customers.

Our new solutions or enhancements could fail to attain market acceptance for many reasons, including:

•	downtime or other lack of availability or performance of our cloud–based solution;

•	defects, errors or failures in our platform;

•	the inability of our platform to interoperate effectively with products from other vendors or to operate successfully when deployed within the networks of our customers;

•	negative publicity about the performance or effectiveness of our new solutions or enhancements to our existing solutions;

•	the timeliness of the introduction and delivery of our solutions or enhancements;

•	our failure or inability to predict changes in our industry or customers’ requirements;

•	reluctance of customers to purchase products that include cloud-based solutions or incorporate elements of open source software;

•	failure of our channel partners to market, support or distribute our solutions; and

•	changes in government or industry standards and criteria.

If we do not respond to the rapidly changing needs of our customers by timely developing and introducing new and effective solution features, upgrades and services that can respond adequately to their needs, our competitive position, business and growth prospects will be harmed.

We may not be able to compete successfully against current and future competitors.

We compete against in-house or custom IT development efforts, a variety of large software vendors and smaller specialized companies and open source initiatives, all of which vary in the breadth and scope of the products and services offered. The principal competitive factors in our markets include domain expertise in API business practices and technologies, size of customer base and level of user and developer adoption, established status as a strategic IT platform, brand awareness and reputation, total cost of ownership, ease of deployment and use of our solution by paying customers and developers, breadth and depth of offering, performance, availability and support for our solution, capability for configurability, integration, security, scalability and reliability of applications, and the ability to innovate and respond to customer needs rapidly. Beyond in-house or custom IT development efforts, our competitors include, among others, International Business Machines Corporation and Oracle Corporation, both of which can bundle competing products and services with other software offerings, or offer them at a low price as part of a larger sale. Some of our actual and potential competitors have certain additional advantages over us, such as:

•	significantly greater financial, technical, marketing, research and development or other resources;

•	stronger brand and business user recognition;

•	larger installed customer bases;

•	larger intellectual property portfolios; and

•	broader global distribution and presence.

Our industry is evolving rapidly and is becoming increasingly competitive, and we expect further increased competition if our market continues to expand. Larger and more established companies may focus on API management and API-based platforms and could directly compete with us. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly. Conditions in our market could change rapidly and significantly as a result of technological advancements, open source initiatives or other factors.

In recent years, there have been significant acquisitions and consolidation by and among our competitors. Consolidation in our industry may allow our competitors to take advantage of the greater resources of the larger organization or may increase the likelihood of our competitors offering bundled or integrated products with which we cannot effectively compete. As a result of these acquisitions, competitors might take advantage of the greater resources of the larger organization to compete more vigorously or broadly with us. If we are unable to differentiate our products from the integrated or bundled products of our competitors, such as by offering enhanced functionality or performance, we may see increased pricing pressure, decreased demand or increased sales and marketing expenses, which would adversely affect our business, operations, financial results and growth prospects. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently their willingness to use software solutions from such firms. Similarly, if customers seek to concentrate their software license purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage regardless of the performance and features of our software. We believe that to remain competitive at the large enterprise level, we may need to develop and expand relationships with resellers and large system integrators that provide a broad range of products and services. If we are unable to compete effectively, our business, results of operations, financial condition and growth prospects could be materially and adversely affected.

Our future quarterly results may fluctuate significantly, which could adversely affect our share price.

Our results of operations, including the levels of our revenue, cost of revenue, gross margin, operating expenses, cash flow and deferred revenue, have fluctuated from quarter to quarter in the past and may continue to vary significantly in the future so that period-to-period comparisons of our operating results may not be meaningful. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Because the timing and amount of our revenue is difficult to forecast and because our operating costs and expenses are relatively fixed in the short term, if our revenue does not meet our expectations, we are unlikely to be able to adjust our spending to levels commensurate with our revenue. As a result, the effect of revenue shortfalls on our results of operations may be more accentuated, and these and other fluctuations in quarterly results may negatively affect the market price of our common stock. Among the factors that may cause fluctuations in our quarterly financial results are those listed below:

•	our ability to attract and retain new customers;

•	the addition or loss of large customers;

•	our ability to successfully expand our business domestically and internationally;

•	our ability to gain new channel partners and retain existing channel partners;

•	fluctuations in the growth rate of the overall market that our solutions address;

•	fluctuations in the mix of our revenue;

•	the unpredictability of the timing of our receipt of orders for perpetual licenses, the revenue for which we typically recognize upfront;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including continued investments in sales and marketing, research and development and general and administrative resources;

•	network outages or performance degradation of our cloud service;

•	information security breaches;

•	general economic, industry and market conditions;

•	customer renewal rates;

•	increases or decreases in the number of elements of our services or pricing changes upon any renewals of customer agreements;

•	changes in our pricing policies or those of our competitors;

•	the budgeting cycles and purchasing practices of customers;

•	decisions by potential customers to purchase alternative solutions from larger, more established vendors, including from their primary software vendors;

•	decisions by potential customers to develop in-house solutions as alternatives to our platform;

•	insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our software and services;

•	delays in our ability to fulfill our customers’ orders;

•	seasonal variations in sales of our solutions;

•	the cost and potential outcomes of future litigation or other disputes;

•	future accounting pronouncements or changes in our accounting policies;

•	our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;

•	fluctuations in stock-based compensation expense;

•	fluctuations in foreign currency exchange rates;

•	the timing and success of new products and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and

•	other risk factors described in this Quarterly Report on Form 10-Q.

We expect our revenue mix to vary over time, which can affect our gross margin and operating results.

We expect our revenue mix to vary over time due to a number of factors, including the mix of perpetual licenses, time-based licenses, subscriptions and professional services. In addition, third-party hosting infrastructure costs associated with customer adoption of our cloud-based solution can vary over time. Our gross margins and operating results can be affected by such changes in revenue mix and costs, together with numerous other factors including:

•	entry into new markets or growth in lower margin markets;

•	entry into markets with different pricing and cost structures;

•	pricing discounts;

•	increased price competition;

•	changes in distribution channels; and

•	how well we execute our strategy and operating plans.

Reliance on orders, especially for perpetual licenses, at the end of a fiscal quarter could cause our revenue to vary from period to period or to fall below expected levels for a given period.

As a result of customer buying behavior and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received and generated a substantial portion of bookings and generated a significant portion of our quarterly revenue related to perpetual licenses during the last month of each quarter. The unpredictability of the timing of customer licenses—particularly for perpetual licenses, the revenue for which we typically recognize upfront—and subscriptions could cause our revenue to vary from period to period or to fall below expected levels for a given period, which would adversely affect our business, financial condition, and results of operations, and result in a decline in the market price of our common stock.

Our business and growth depend on our ability to obtain subscription and maintenance renewals from existing customers. Nonrenewals and subscription downgrades could adversely affect our future operating results.

We primarily sell our platform on a yearly subscription basis, either deployed in the cloud or on premises. At the end of the term of these subscriptions, customers can renew their existing subscriptions, upgrade their subscriptions, downgrade their subscriptions or not renew. In recent periods, a lesser portion of our total revenue has been derived from annual maintenance and support associated with perpetual licenses. During the nine months ended April 30, 2015, our subscription and time-based licenses that were eligible for renewal were renewed at a dollar-based renewal rate of approximately 84%. We calculate dollar-based renewal rate based on the dollar value of renewed contracts divided by the dollar value of expiring contracts at any given period. However, due to limited historical data with respect to rates of subscription renewals by our customers, particularly for our cloud-based solution, we cannot accurately predict customer dollar-based renewal rates. The dollar-based renewal rate for the nine months ended April 30, 2015, is not necessarily indicative of our dollar-based renewal rate for the full year or any future period. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our pricing or our products’ functionality, features or performance, competitors’ product offerings or in-house developed solutions, customers’ ability to continue their operations and spending levels, migration path issues for new versions of products (which we have experienced before) and other factors, a number of which are beyond our control. Our customers have no obligation to renew their subscriptions after the expiration of the initial term, and they may elect not to renew their subscriptions or to reduce the product quantity under their subscriptions or maintenance and support contracts, thereby reducing our future revenue. If our customers do not renew their subscriptions for our products on similar pricing terms, our revenue may decline and our business, results of operations and growth prospects could suffer. In addition, if the average term of our contracts were to decrease, this may afford us less visibility into our future financial performance.

We recognize our subscription and time-based revenue over the term of our customer contracts. Consequently, downturns or upturns in new sales may not be immediately reflected in our operating results and may be difficult to discern.

We recognize our revenue ratably over the term, typically one year, of customer subscriptions for our cloud-based solution and on-premises time-based licenses. As a result, a portion of our total revenue in each quarter is derived from the recognition of deferred revenue relating to subscriptions and time-based licenses and maintenance and support contracts entered into during prior periods. Consequently, a decline in new or renewed subscriptions or time-based licenses in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform and potential changes in our rate of customer expansion or retention or in our pricing policies will not be fully reflected in our results of operations in a single quarter but only over several quarters. In addition, a significant majority of our operating costs are expensed as incurred, while a majority of our revenue is recognized over the term of our agreements with our customers. As a result, continued growth in the number of our customers may not result in increases in our revenue that offset increases in our operating costs and expenses. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is generally recognized ratably over the applicable term of our agreements.

We may require additional capital to support our business, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business and may require additional funds, in particular as we seek to grow our business, including the need to develop new features or enhance our software, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

To the extent that we are unable to timely recognize revenue from the provision of professional services to our customers or to develop additional channel partner relationships to deliver professional services for our solutions, we will continue to have a substantial portion of our revenue mix derived from our provision of such services which carry lower gross margins than our other revenue sources.

We generally offer professional services associated with implementing our solutions, and we recognize revenue from professional services primarily on a time and materials basis as services are delivered. Costs associated with maintaining a professional services department is fixed while professional services revenue is dependent on the amount of work actually billed to customers in a period, the combination of which may result in variability in our gross profit. In addition, the timing of the recognition of professional services revenue is dependent on several factors outside our control. If a customer deploys our solutions and utilizes our services more slowly than we expect, we may not be able to recognize the related revenue as quickly as we anticipated, which may adversely affecting our gross profit and other results of operations. We rely, in part, on our channel partners for professional services associated with implementing our solutions and we plan to continue to expand our channel relationships that provide these professional services to supplement our own resources and, to the extent that we are unable to adequately grow these channel partner relationships, we will continue to have a substantial portion of our revenue mix derived from our provision of such services which carry lower gross margins than our other revenue sources.

The seasonality of our business can create significant variance in our quarterly bookings, license revenue and cash flows from operations.

We operate on a July 31 fiscal year end and believe that there are significant seasonal factors which may cause us to experience lower levels of revenue in our first fiscal quarter ending October 31 and higher levels of revenue in our second fiscal quarter ending January 31 as compared with other quarters. We believe that this seasonality results from a number of factors, including:

•	slower enterprise buying patterns during the late summer months, both domestically and overseas, including from our telecommunications customers, as well as government customer procurement, budget and deployment cycles, and the timing of our training for our entire sales force, each of which impacts our revenue in our first fiscal quarter; and

•	larger customers with a December 31 fiscal year end choosing to spend remaining budgets shortly before their year end, which impacts our revenue in our second fiscal quarter.

We believe that these seasonal trends have been moderated in recent periods due to our growth, but we anticipate that they may be more pronounced in fiscal 2015 and in future periods.

If we are unable to attract and retain key personnel, our business could be adversely affected.

We depend on the continued contributions of our senior management and other key personnel, the loss of whom could adversely affect our business. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time. We do not maintain a key-person life insurance policy on any of our officers or other employees.

Our future success also depends in large part on our ability to identify, attract and retain highly skilled technical, managerial, finance and other personnel, particularly in our sales and marketing, research and development, general and administrative, and professional service departments. We face intense competition for qualified individuals from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense in the San Francisco Bay Area, where our headquarters are located. We may incur significant costs to attract and retain them, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. Certain members of our management team, including our Chief Financial Officer, Tim Wan, have only recently joined us and our productivity and business may be harmed if we do not integrate and train our employees quickly and effectively. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.

Volatility or lack of appreciation in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, results of operations, financial condition and cash flows would be adversely affected.

If we do not effectively train and expand our sales force, we may be unable to add new customers or increase sales to our existing customers and our business will be adversely affected.

Currently, we sell our solutions primarily through our direct sales force. Our ability to increase our sales to both new and existing customers is in part dependent on our ability to continue to train and expand our sales force, which from July 31, 2012 to July 31, 2014, grew nearly 300%. There is significant competition for sales personnel with the skills and technical knowledge that we require. Moreover, newly hired sales personnel require substantial training and typically take a significant amount of time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow, a large percentage of our sales force can be expected to be new to the company and our platform. Identifying, recruiting and effectively training sufficient sales personnel to support our growth requires significant time, expenses and management and other resources. If we are unable to hire, develop and retain sales personnel or if our new direct sales personnel are unable to achieve expected sales productivity levels in a reasonable period of time or at all, we may not be able to increase our revenue and grow our business, which would adversely affect our results of operations.

If we fail to manage our growth effectively, our business, operating results and financial condition would be adversely affected.

In recent periods, we have been adding personnel and other resources as we focus on growing our business, entering new geographic markets and increasing our market share, and we expect to incur significant additional expenses in further expanding our personnel, particularly in sales and marketing and our international operations in order to grow our business, operations and customer base, and we intend to continue to make significant additional investments in these areas. The number of our full-time employees was 409 as of April 30, 2015. The return on these investments in terms of increases in revenue, operating margin and number of customers may be lower, or may be realized more slowly, than we expect. If we do not achieve the benefits anticipated from our investments, or if the achievement of these benefits is delayed, our business, results of operations and financial condition would be adversely affected.

In addition, our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. To effectively manage growth, we must continue to improve our operational, financial and management controls, and our reporting systems and procedures.

If we are not able to maintain and enhance our brand and increase market awareness of our company and solutions, our business and operating results may be adversely affected.

We believe that maintaining and enhancing the “Apigee” brand identity and increasing market awareness of our company and solutions is critical to achieving widespread acceptance of our platform, to our relationships with our customers and channel partners and to our ability to attract new customers and channel partners. The successful promotion of our brand will depend largely upon our marketing efforts, our ability to continue to offer high-quality software, our ability to be thought leaders in API-based software platforms and our ability to successfully differentiate our platform from those of our competitors. Our thought leadership and brand promotion activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reviews of our products, as well as those of our competitors, and perception of our product in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected.

In addition, the promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new markets and as more sales are generated through our channel partners. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors with stronger brands, and we may lose customers and channel partners, all of which would adversely affect our business, results of operations, and financial condition.

Our growth depends in part on the success of our strategic relationships with third parties, which relationships are at an early stage of development.

In order to grow our business, we anticipate that we will continue to depend on relationships with third parties, such as Accenture LLP and SAP AG, to resell and co-sell and provide services related to our platform. Our relationships with these partners are at an early stage of development, we have generated very limited revenue through these relationships to date, and we cannot assure you that these partners will be successful in marketing and selling our platform or solutions based upon our platform. Identifying partners such as these, negotiating and supporting relationships with them and maintaining relationships requires significant commitment of time and resources that may not yield a significant return on our investment in these relationships. Our channel partners are not required to exclusively market or sell our solutions in our target markets and have only limited commitments to dedicate resources to the marketing and promoting our solutions. In addition, our competitors may be more effective in providing incentives to our strategic partners or prospective partners to favor their products or services over our solutions. If we are unsuccessful in establishing or maintaining our relationships with strategic partners, or if these partners are unsuccessful in marketing or selling our solutions, or are unable or unwilling to devote sufficient resources to these activities, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period.

The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our platform. We are often required to spend time and resources to better familiarize potential customers with the value proposition of API software generally. Customers often view the purchase of our products as a significant and strategic decision and, as a result, frequently require considerable time to evaluate, test and qualify our products prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycles, including, for example:

•	the need to educate potential customers about the uses and benefits of our platform;

•	the discretionary nature of potential customers’ purchasing and budget cycles and decisions;

•	the competitive nature of potential customers’ evaluation and purchasing approval processes; and

•	the availability of in-house solutions, either currently or through addition internal development, to our potential and current customers.

The amount of time that customers devote to their evaluation, contract negotiation and budgeting processes varies significantly. The length of the sales cycle for our platform averages approximately seven months, but specific transactions can be significantly longer. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. For all of these reasons, it is difficult to predict whether and when a sale will be completed, and when revenue from a sale will be recognized or begin to be recognized. If our sales cycles lengthen, our revenue could be lower than expected, which would have an adverse effect on our business, results of operations and financial condition.

We rely upon Amazon Web Services to operate certain aspects of our service and any disruption of or interference with our use of Amazon Web Services would impact our operations and our business would be adversely impacted.

Amazon Web Services (“AWS”), provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by AWS. Currently, the vast majority of our cloud service infrastructure is run on AWS. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted.

If we fail to adequately maintain cloud-based infrastructure capacity through third parties, our existing customers may experience service outages, and our new customers may experience delays in the deployment of our platform.

Customers of our cloud-based solution need to be able to access our platform 24 hours a day, seven days a week, without interruption or degradation of performance. We outsource all of our data centers to third parties, including AWS. The number of API calls trafficked through our platform is increasing substantially. An API call is a request for data or services from within an application, made through an API, to another application or system. Although we expend considerable effort to ensure that our platform performance is able to handle existing and anticipated traffic levels, we are dependent upon third parties in order to meet these uptime and performance requirements of our customers and we may not be able to maintain the level of uptime and performance required by our customers, especially to cover peak levels or spikes in the number of API calls trafficked through our platform. The provisioning of new cloud hosting capacity and data center infrastructure requires lead time. If we do not accurately predict our infrastructure capacity requirements with sufficient lead time, our customers could experience service shortfalls.

We do not control the operation of the third-party infrastructure on which our cloud service is deployed and we are therefore vulnerable to any information security breaches, power outages or other issues the data center may experience. We have in the past experienced, and expect that we will in the future experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions or capacity constraints due to a number of potential causes including technical failures, natural disasters or fraud or security attacks. For example, in the fall of 2014, we were unable to process all of the API calls for one of our customers due to initial capacity constraints in connection with a spike in the number of API calls for this customer. As a result, this customer experienced a momentary outage in service and availability, and during a period of less than two hours the performance of our platform was degraded for this customer while we provisioned additional capacity for this customer. We assessed the impact of the outage and determined that it did not have a material impact on our business or operating results. If our security, or that of our third-party infrastructure providers, is compromised, our platform is unavailable or our users are unable to deploy our solutions within a reasonable amount of time or at all, our business could be negatively affected. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times and as our software becomes more complex and the number of API calls trafficked through our platform increases. To the extent that we do not effectively address capacity constraints, upgrade third-party infrastructure as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operations may be adversely affected. In addition, any changes in service levels from our cloud infrastructure provider may adversely affect our ability to meet our customers’ requirements.

Any of the above circumstances or events may harm our reputation, cause customers to terminate their agreements with us, impair our ability to obtain subscription and maintenance renewals from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements, and otherwise harm our business, results of operations and financial condition.

Breaches of our networks or systems, or those of our third-party cloud infrastructure providers, could degrade our ability to conduct our business operations, delay our ability to recognize revenue, compromise the integrity of our solutions and products, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.

We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers or other individuals or entities may attempt to penetrate our network security, or that of our platform, including both customer deployments and our third-party cloud infrastructure, and to cause adverse effects on our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our service. Because the techniques used by such individuals or entities to access, disrupt or sabotage computing devices, systems and networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques, and we may not become timely aware of such a security breach which could exacerbate any damage we experience. Any data security incidents, unauthorized access, unauthorized usage, virus or similar breach or disruption of us or of third-party infrastructure provider could result in loss of confidential information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations, fines, penalties and other liabilities. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data and to deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches or the loss of data. Accordingly, if our cybersecurity defenses and those of our contractors, including our third-party infrastructure providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks) and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

•	sensitive data regarding our business, including intellectual property and other proprietary data, could be stolen or compromised;

•	sensitive customer data running through our cloud-based solution or through on-premises customer deployments could be stolen or compromised;

•	our electronic communications systems, including email and other methods, could be disrupted, and our ability to conduct our business operations could be seriously impeded until such systems can be restored;

•	our ability to process customer orders, electronically deliver solutions and services and perform our contractual obligations could be degraded, and our distribution channels could be disrupted, resulting in delays in revenue recognition;

•	defects and security vulnerabilities could be introduced into our software, thereby damaging the reputation and perceived reliability and security of our solutions and potentially making the data systems of our customers vulnerable to further data loss and cyberincidents; and

•	personally identifiable data of our customers, employees and business partners could be stolen or compromised.

If our security measures or those of our third-party infrastructure providers are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to or engages in unauthorized use of customer data, our reputation may be damaged, our business may suffer and we could incur significant liability. Also, the regulatory and contractual actions, litigation, investigations, fines, penalties and liabilities relating to any such incidents can be significant in terms of the dedication of management and financial resources, reputational impact and may necessitate changes to our business operations that may be disruptive to us. Additionally, we could incur significant costs, both in terms of monetary expense and in management and technical attention, in order to upgrade our information security systems and methods and remediate damages. Consequently, our financial performance and results of operations could be adversely affected.

Our international sales and operations subject us to additional risks that can adversely affect our operating results and financial condition.

In fiscal 2013 and fiscal 2014, respectively, we derived approximately 16% and 33% of our total revenue from customers located outside the United States. In the nine months ended April 30, 2015 and 2014, respectively, we derived approximately 39% and 29% of our total revenue from customers located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. Sales to our customers in foreign countries have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales in that country. We are also exposed to movements in foreign currency exchange rates since the operating expenses we incur for our operations and personnel outside the United States are denominated in local currencies. We have research and development personnel in India and the United Kingdom, engage contractors in various international locations, and have testing and support personnel in the United States, India and the United Kingdom, and we may expand our offshore development efforts. In addition, we have sales and support personnel in numerous countries worldwide and expect to continue to substantially expand our overseas headcount. Our international operations subject us to a variety of additional risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with numerous international locations;

•	reduced demand for technology products outside the United States;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	demanding data protection standards in certain jurisdictions that can interrupt or delay the transfer and processing of personal data;

•	tariffs and trade barriers, import requirements, export control and trade sanctions regulations and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	heightened exposure to political instability, war and terrorism;

•	added legal compliance obligations and complexity;

•	reduced protection for intellectual property rights in some countries;

•	multiple conflicting tax laws and regulations;

•	lack of familiarity and burdens of complying with foreign laws, accounting and legal standards, regulatory requirements, tariffs, and other barriers;

•	compliance with laws and regulations applicable to domestic and international operations, including the United States Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the United Kingdom Bribery Act of 2010 (“Bribery Act”), privacy and data protection laws and regulations, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;

•	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;

•	difficulties in adapting to differing technology standards;

•	the need to localize our products for international end customers and our lack of experience in connection with the localization of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements; and

•	complexities and increased costs in retaining and terminating employees in some countries.

As noted above, we are subject to the FCPA and the Bribery Act in certain cases. We are also subject to the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other anti-bribery and anti-money laundering laws and regulations in countries in which we conduct activities. Failure to comply with these laws and regulations could cause delays in revenue recognition and financial reporting misstatements, and subject us to other serious adverse consequences discussed below. Anti-corruption and anti-bribery laws such as the FCPA and Bribery Act generally prohibit companies and their employees and third-party intermediaries from making corrupt payments to government officials or private parties for the purpose of obtaining or keeping business, permits or other regulatory approvals, securing an advantage, or directing business to another. These laws also require companies to maintain accurate books and records and a system of internal accounting controls. We plan to increase our international sales and business and engage with an increasing number of business partners and other third-party intermediaries to conduct our business and sell our products and services abroad. We, our business partners, or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. Under the FCPA, the company may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. Similarly, under the Bribery Act, we may be held strictly liable for the corrupt acts of any person associated with us. As such, if we or our intermediaries fail to comply with the requirements of the FCPA, the Bribery Act or similar legislation, we could be subject to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, significant criminal fines, civil penalties, tax penalties, disgorgement, and other remedial measures, suspension or debarment from contracting with certain governments or other persons, the loss of export privileges, reputational harm, adverse media coverage, civil litigation, and other collateral consequences. In addition, responding to any allegation or action will likely result in a materially significant diversion of management’s attention and resources and investigation, compliance, and defense costs and other professional fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations. We also face the risk of multijurisdictional liability for the same act. This is due to the fact that many countries have broad laws and regulations in place which overlap with the laws and regulations of other countries.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and manage effectively these and other risks associated with our international operations. In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. Although we will implement policies and procedures designed to ensure compliance with these laws and policies, we cannot assure you that all of our employees, contractors, channel partners and agents will comply with these laws and policies.

Our ability to sell our products is highly dependent on the quality of our software, support and services offerings, and our failure to offer high-quality software, support and services could have a material and adverse effect on our business and results of operations.

Once our platform is deployed for our customers, those customers depend on our support organization and those of our channel partners to resolve any issues relating to our platform. Customers using our cloud-based solution are similarly dependent upon our ability to resolve these platform issues. Because our software is complex, undetected errors, failures or bugs may occur. Our platform may be installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. Despite testing by us, errors, failures or bugs may not be found in enhancements to our platform until they are used by our customers. In the past, we have discovered software errors, failures and bugs in our platform. Real or perceived errors, failures or bugs in our software could result in negative publicity, loss of or delay in market acceptance of our software, loss of competitive position, claims by customers for losses sustained by them or, in the case of our cloud-based solution, failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem.

High-quality software, support and services are critical for the successful marketing and sale of our products. If we or our channel partners do not devote sufficient resources or are otherwise unsuccessful in assisting our customers in deploying our products effectively, succeed in helping our customers resolve post-deployment issues quickly, or provide ongoing support, it could adversely affect our ability to sell our products to existing end customers and could harm our reputation with potential customers. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Our failure or the failure of our channel partners to maintain high-quality software, support and services could have an adverse effect on our business, results of operations and financial condition.

Incorrect implementation or use of our software could result in customer dissatisfaction and negatively affect our business, operations, financial results and growth prospects.

Our platform is designed to be operated in a “self-service” manner by our customers who subscribe to our cloud-based solution. In addition, our platform may be deployed in large scale, complex technology environments of our customers. Our customers and channel partners require training and experience in the proper use of and the variety of benefits that can be derived from our platform to maximize its potential. If our software is not implemented or used correctly or as intended, inadequate performance or security vulnerabilities may result. Because our customers rely on our software to manage a wide range of operations, the incorrect implementation or use of our software, our failure to train customers on how to productively use our software may result in customer dissatisfaction, negative publicity and adversely affect our reputation and brand. Failure by us to provide these training and implementation services to our customers would result in lost opportunities for follow-on sales to these customers and adoption of our platform by new customers, and adversely affect our business and growth prospects.

In cases where our platform has been deployed on premises within a customer’s environment, if we or our customers are unable to configure or implement our software properly, or unable to do so in a timely manner, customer perceptions of our platform may be impaired, our reputation and brand may suffer, and customers may choose not to increase their use of our software or to discontinue its use. In addition, our on-premises solution imposes server load and data storage requirements for implementation. If our customers do not have the server load capacity or the storage capacity required, they may not be able to effectively implement and use our software and, therefore, may not choose to increase their use of our software or to discontinue its use.

We typically provide service level commitments of up to 99.99% under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face contract terminations, which could adversely affect our business, results of operations and financial condition.

Subscriptions for our cloud-based solution typically provide our customers with service level commitments on a monthly basis. If we are unable to meet the stated service level commitments to our customers or suffer extended periods of unavailability of our cloud-based solution, we may be contractually obligated to provide these customers with service credits, refunds for prepaid amounts related to unused subscription services, and could face contract terminations. As a result, our revenue, other operating results and financial condition could be adversely affected if we suffer unscheduled downtime that exceeds the service level commitments under our agreements with our customers, and any extended service outages could adversely affect our business and reputation.

Our reliance on Software-as-a-Service technologies from third parties may adversely affect our business and operating results.

We rely heavily on hosted Software-as-a-Service, technologies from third parties in order to operate critical functions of our business, including enterprise resource planning services from NetSuite and customer relationship management services from salesforce.com. If these services become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, our expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our software and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property could impair our business.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. We have only been issued nine U.S. patents to date and have been issued no foreign patents and there can be no assurance that additional patents will be issued or that any patents that have been issued or that may be issued in the future will provide significant protection for our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business might be harmed. There is no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when to file patents and when to maintain trade secrets, will be adequate to protect our business. We could be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of us or others or defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of significant resources, the narrowing or invalidation of portions of our intellectual property and have an adverse effect on our business, results of operations and financial condition. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant’s own intellectual property. These steps may be inadequate to protect our intellectual property. Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.

We also rely, in part, on confidentiality agreements with our technology partners, employees, consultants, advisors, customers and others in our efforts to protect our proprietary technology, processes and methods,. These agreements may not effectively prevent disclosure of our confidential information, and it may be possible for unauthorized parties to copy our software or other proprietary technology or information, or to develop similar software independently without our having an adequate remedy for unauthorized use or disclosure of our confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in these cases we would not be able to assert any trade secret rights against those parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying, transfer and use of our solutions and proprietary technology or information may increase.

There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. If we fail to meaningfully protect our intellectual property, our business, brand, operating results and financial condition could be materially harmed.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

In recent years, there has been significant litigation involving patents and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims. We do not have a significant patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our solutions infringe its rights, the litigation could be expensive and could divert our management resources.

Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease selling or using solutions that incorporate the intellectual property that we allegedly infringe;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or

•	redesign the allegedly infringing solutions to avoid infringement, which could be costly, time-consuming or impossible.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our customers for such claims, such payments or actions could harm our business.

Our use of open source software could negatively affect our ability to sell our solutions and subject us to possible litigation.

A portion of our technologies incorporate open source software, and we expect to continue to incorporate open source software in our solutions in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot assure you that we have not incorporated additional open source software in our software in a manner that is inconsistent with the terms of the license or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained the open source software and required to comply with onerous conditions or restrictions on these solutions, which could disrupt the distribution and sale of these solutions. In addition, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products, and to re-engineer our products or discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis. We and our customers may also be subject to suits by parties claiming infringement due to the reliance by our solutions on certain open source software, and such litigation could be costly for us to defend or subject us to an injunction. Any of the foregoing could require us to devote additional research and development resources to re-engineer our solutions, could result in customer dissatisfaction, and may adversely affect our business, results of operations and financial condition.

We may have additional tax liabilities, which could harm our business, operating results, financial condition and prospects.

Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding and other taxes (including withholding and indirect taxes on software licenses and related intercompany transactions) under the tax laws of certain jurisdictions in which we have business operations. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service, or IRS, and other tax authorities. The tax authorities in the United States and other countries where we do business regularly examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on the results of operations, financial position or cash flows.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.

We do not collect sales and use, value added and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our results of operations.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with clients and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our products, services, or other contractual obligations. Some of these indemnity agreements provide for uncapped liability for which we would be responsible. The term of these indemnity provisions generally survives termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating results and financial condition. From time to time, we are requested by clients to indemnify them for breach of confidentiality with respect to personal data or other security breaches. Although we typically do not agree to, or contractually limit our liability with respect to, such requests, the existence of such a dispute with a client may have adverse effects on our client relationships and reputation.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.

We employ third-party licensed software for use in or with our products, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which would adversely affect our business.

Our products incorporate certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Such third-party companies may discontinue their products, go out of business, or otherwise cease to make support available for such third-party software. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our products with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our products depend upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our products, delay new product introductions, result in a failure of our products and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties.

Future acquisitions could disrupt our business and adversely affect our results of operations, financial condition and cash flows.

We may choose to expand by making acquisitions that could be material to our business, results of operations, financial condition and cash flows. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

•	an acquisition may negatively affect our results of operations, financial condition or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•	we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition may disrupt our ongoing business, divert resources, increase our working capital requirements and expenses, and distract our management;

•	the need to implement or improve internal controls, procedures and policies appropriate for a public company at businesses that, prior to our acquisition of them, may have lacked effective controls, procedures or policies, including but not limited to, processes required for the effective and timely reporting of the financial condition and results of operations of the acquired business, both for historical periods prior to the acquisition and on a forward basis following the acquisition;

•	an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;

•	we may encounter difficulties in, or may be unable to, successfully sell any acquired products;

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

•	our use of cash to pay for acquisition would limit other potential uses for our cash;

•	if we incur debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants; and

•	to the extent that we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of April 30, 2015 and July 31, 2014, we had goodwill and intangible assets with a net book value of $18.0 million and $18.8 million, respectively, related to our acquisition of InsightsOne Systems, Inc. (“InsightsOne”). An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Our sales contracts are denominated in U.S. dollars, and therefore substantially all of our revenue are not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our software to our customers located outside of the United States, which could adversely affect our business, results of operations, financial condition and cash flows. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported operating results. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

Our international operations may give rise to potentially adverse tax consequences.

We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. In addition, a taxing authority in a jurisdiction in which we have substantial business operations could assert that withholding or other taxes in such jurisdiction could apply, including in connection with a future disposition of our shares. If such a disagreement were to occur or such assertion by a taxing authority made, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates and reduced cash flows. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard. If our reserves are not sufficient to cover such contingency, our financial results could be harmed.

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.

Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions or terrorism.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. We also have significant facilities in India, a region known for typhoons, floods and other natural disasters. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, at one of our other facilities or where a channel partner or supplier is located could have a material adverse effect on our business, operating results and financial condition. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. We also rely on IT systems to communicate among our workforce located worldwide and, in particular, our research and development activities that are coordinated between our corporate headquarters in the San Francisco Bay Area and our operations in other states and countries. Any disruption to our internal communications, whether caused by a natural disaster or by man-made problems, such as power disruptions or terrorism, could delay our research and development efforts. To the extent that these disruptions result in delays or cancellations of customer orders or delays in our research and development efforts or the deployment of our solutions, our business and operating results would be materially and adversely affected.

Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our operating results.

Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally and for API-based software platforms in particular. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including corporate spending on API-based software platforms in general and negatively affect the rate of growth of our business. Historically, during economic downturns there have been reductions in spending on information technology as well as pressure for extended billing terms and other financial concessions. If economic conditions deteriorate, our customers and prospective customers may elect to decrease their information technology, which would limit our ability to grow our business and negatively affect our operating results.

To the extent purchases of our platform perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our software.

We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or industries in which we operate do not improve, or worsen from present levels, our business, results of operations, financial condition and cash flows could be adversely affected.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our solutions must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our solutions or changes in applicable export or import regulations may create delays in the introduction and sale of our solutions in international markets, prevent our customers with international operations from deploying our solutions or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our solutions, or in our decreased ability to export or sell our solutions to existing or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business.

Furthermore, we incorporate encryption technology into certain of our solutions. Various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our customers’ ability to implement our solutions in those countries. Encrypted solutions and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export approval for our solutions, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our solutions, including with respect to new releases of our solutions, may create delays in the introduction of our solutions in international markets, prevent our customers with international operations from deploying our solutions throughout their globally-distributed systems or, in some cases, prevent the export of our solutions to some countries altogether.

Moreover, U.S. export control laws and economic sanctions programs prohibit the shipment of certain products and services to countries, governments and persons that are subject to U.S. economic embargoes and trade sanctions. Any violations of such economic embargoes and trade sanction regulations could have negative consequences, including government investigations, penalties and reputational harm.

Our platform and our business are subject to a variety of U.S. and international laws and regulations, including those regarding privacy, data protection and information security, and our customers may be subject to regulations related to the handling and transfer of certain types of sensitive and confidential information. Any failure of our products or solutions to comply with or enable our customers and channel partners to comply with applicable laws and regulations would harm our business, financial condition and operating results.

We and our customers that use our solutions may be subject to privacy- and data protection-related laws and regulations that impose obligations in connection with the collection, processing and use of personal data, financial data, health data or other similar data. Existing U.S. federal and various state and foreign privacy- and data protection-related laws and regulations are evolving and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current or enact new laws and regulations regarding privacy- and data protection-related matters. New laws, amendments to or re-interpretations of existing laws and regulations, rules of self-regulatory bodies, industry standards and contractual obligations may impact our business and practices, and we may be required to expend significant resources to adapt to these changes. These developments could harm our business, financial condition and results of operations.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information of individuals. The U.S. Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data, and to the security measures applied to such data. Similarly, many foreign countries and governmental bodies, including the EU member states, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents or by businesses operating within their jurisdiction, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personally identifiable information that identifies or may be used to identify an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. Although we are working to have our platform comply with applicable laws and regulations, these and other obligations may be modified, they may be interpreted and applied in an inconsistent manner from one jurisdiction to another, and they may conflict with one another, other regulatory requirements or our internal practices. In addition, we may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy or data protection-related organizations that require compliance with their rules pertaining to privacy and data protection. We also may be bound by contractual obligations relating to our collection, use and disclosure of personal, financial and other data.

As part of our efforts as a global business to comply with the obligations related to personal data under EU member state laws, we self-certify under—and are subject to—the U.S. Department of Commerce U.S.-EU Safe Harbor Framework and U.S.-Swiss Safe Harbor Framework. The Safe Harbor Frameworks are intended for organizations operating within the EU and Switzerland that transfer personal data, as the term is used in the context of the EU Data Protection Directive, to the United States and require U.S.-based companies that have certified with the Department of Commerce as part of the Safe Harbor Frameworks to provide assurance that they are adhering to relevant European standards for data protection. As we expand into new verticals and regions, we will need to comply with these and any new or changed requirements. Self-certification under the Safe Harbor Frameworks subjects us to oversight by the U.S. Federal Trade Commission, and potential non-compliance could result in an investigation and enforcement action brought by the Federal Trade Commission. Additionally, non-compliance could cause us to be in violation of applicable laws and regulations of the EU and its member states, which could result in investigations by relevant authorities of the EU and its member states, as well as fines and other penalties. Responding to an investigation or enforcement action could divert management’s attention and resources, cause us to incur investigation, compliance and defense costs and other professional fees, and adversely affect our business, results of operations, financial condition and cash flows. Recently, the Safe Harbor Frameworks have come under scrutiny in the EU and in the future could be modified or invalidated, in which case it is possible that we will no longer be in compliance with laws and regulations of the EU or its member states.

We facilitate our customers’ compliance with a number of diverse data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. For example, our solutions must conform, in certain circumstances, to requirements set forth in the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, including the final omnibus rule published on January 25, 2013. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as persons or organizations that create, receive, maintain or transmit protected health information (“PHI”), for or on behalf of a HIPAA-covered entity for a function or activity regulated by HIPAA. Because certain customers that are HIPAA-covered entities receive and transmit PHI through our platform, we are a business associate with respect to these customers and therefore subject to the HIPAA requirements applicable to business associates. In addition, state laws govern the privacy and security of personal information and health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Noncompliance with applicable HIPAA and related state law requirements could result in significant civil and criminal penalties, which could adversely impact our business, financial condition and cash flows as well as our reputation.

Similarly, because a number of our clients interface with payment card systems through our platform, including those for the processing of debit or credit cards, we maintain Payment Card Industry Data Security Standard (“PCI DSS”), compliance as part of our information security program. If we are unable to comply with PCI DSS, whether due to changes in the PCI DSS standard or for another reason, we might incur significant liability and may suffer an adverse effect to our reputation.

With respect to all of the above, any failure or perceived failure by us or our platform to comply with U.S., EU or other foreign privacy or security laws, policies, industry standards or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other customer data may result in governmental investigations, inquiries, enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity. Such actions and penalties could divert management’s attention and resources, adversely affect our business, results of operations, financial condition and cash flows, and cause our customers and channel partners to lose trust in our solutions, which could have an adverse effect on our reputation and business.

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Because global laws, regulations and industry standards concerning privacy, data protection and information security have continued to develop and evolve rapidly, it is possible that we or our platform and solutions may not be, or may not have been, compliant with each such applicable law, regulation, and industry standard.

Any such new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations. If our privacy or data security measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing limit our customers’ or partners’ ability to use and share personally identifiable information or our ability to store, process and share personally identifiable information or other data, demand for our solutions could decrease, our costs could increase and our business, financial condition and operating results could be harmed.

Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our platform, and could have a negative impact on our business.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based platforms and services such as ours. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the Internet is adversely affected by these issues, demand for our platform could decline.

The terms of our existing loan and security agreement with Silicon Valley Bank and future indebtedness could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.

The terms of our existing loan and security agreement with Silicon Valley Bank, or SVB, contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets and paying dividends. Our loan and security agreement requires us to satisfy specified financial covenants, including a minimum revenue covenant and a minimum liquidity ratio. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. A breach of any of these covenants or the occurrence of other events specified in the loan and security agreement could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan and security agreement. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt.

The nature of our business requires the application of complex revenue and expense recognition rules and the current legislative and regulatory environment affecting GAAP is uncertain. Significant changes in current principles could affect our financial statements going forward and changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our operating results.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from FASB and the SEC have focused on the integrity of financial reporting. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, FASB issued a new accounting guidance on revenue recognition, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, that becomes effective for us beginning August 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method.

We have not yet selected a transition method and continue to evaluate the impact that this guidance will have on our financial condition and results of operations. Regardless of the transition method, the application of this new guidance may result in exclusion of certain future licensing revenues in the statement of comprehensive loss after the adoption date, which, despite no change in associated cash flows, could have a material adverse effect on our net income or loss. We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. In addition, were we to change our critical accounting estimates, including the timing of recognition of license revenue and other revenue sources, our results of operations could be significantly impacted.

Risks Related to Ownership of Our Common Stock

Our stock price has been and may continue to be volatile or may decline, regardless of our operating performance, resulting in substantial losses for investors.

The trading prices of the securities of technology companies have been and may continue to be highly volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the addition or loss of large customers;

•	network outages or performance issues of our cloud service;

•	information security breaches of our internal systems, our cloud service or customer on-premises deployments of our platform;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	any major change in our board of directors or management;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock markets, and in particular the market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows.

Our directors, executive officers and significant stockholders continue to have substantial control over us and could delay or prevent a change in corporate control.

As of April 30, 2015, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, currently beneficially own, in the aggregate 51.1% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

•	delaying, deferring or preventing a change in control of the company;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of April 30, 2015, we had 29,302,454 shares of our common stock outstanding. This includes 5,115,000 shares sold in the IPO, which are freely tradable and may be resold in the public market immediately. The remaining 24,187,454 shares are currently restricted as a result of market stand-off agreements, and, certain of these shares are also subject to lock-up agreements.

As of April 30, 2015, the holders of an aggregate of 19,818,172 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Substantially all of these shares are subject to lock-up agreements restricting their sale for 180 days after the date of the IPO prospectus, subject to potential extension in the event we release earnings results or a material event relating to us occurs near the end of the lock-up period. Morgan Stanley & Co. LLC may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to the 180-day contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

We rely on judgments, assumptions and estimates, as well as data collected from our data management system, to calculate certain of our metrics, and real or perceived inaccuracies in such metrics may harm our reputation and cause our stock price to decline.

Certain of our metrics, including our average monthly apps, average monthly APIs, cumulative data processed and cumulative developer reach, as well as the number of enterprise developers, are calculated and estimated using data from data systems other than our financial accounting system. While these numbers are based on what we believe to be reasonable calculations and estimates for the applicable period of measurement, there are inherent challenges in measuring these metrics because of the judgments and assumptions such measurements require our management team to make. If these judgments or assumptions are made incorrectly, the resulting calculation or estimation of the applicable metric will likely be inaccurate. Further, the judgments and assumptions made by our management team to calculate or estimate a metric may change from time to time, as additional information is taken into account subsequent to the initial calculation or estimate, and such changes by themselves may significantly impact such metric in future periods and may cause us to revise the calculations or estimations of such metric for historical periods.

If we discover material inaccuracies in our metrics, including our average monthly apps, average monthly APIs, cumulative data processed and cumulative developer reach, our reputation may be harmed. Such inaccuracies could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights and preferences determined by our board of directors;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by our board of directors, the Chairman of our board of directors, or our Chief Executive Officer;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•	require the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the accounting provisions of the FCPA, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any July 31 before that time, we would cease to be an “emerging growth company” as of the following January 31.

We also expect that these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a public company, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes–Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions contained in the JOBS Act. We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any July 31 before that time, we would cease to be an “emerging growth company” as of the following January 31. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, our loan and security agreement with SVB restricts, and any future indebtedness may restrict, our ability to pay dividends. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) Sale of Unregistered Securities

From February 1, 2015 through April 30, 2015, we granted to our directors, employees, consultants and other service providers options to purchase an aggregate of 358,576 shares of common stock under our 2005 Stock Incentive Plan, or the 2005 Plan, at exercise prices of $17.56 per share and restricted stock unit awards for an aggregate of 13,157 shares of our common stock with a grant date fair value of $17.56 per share.

From February 1, 2015 through April 30, 2015, we issued and sold to our directors, employees and consultants an aggregate of 225,444 shares of common stock upon the exercise of options under the 2005 Plan at exercise prices ranging from $0.23 to $9.12 per share, for an aggregate exercise price of $0.7 million.

In issuing the above-mentioned shares, we relied on the exemptions provided by (i) Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering or (ii) Section 3(a)(9) of the Securities Act of 1933, as applicable.

b) Use of Proceeds from Public Offering of Common Stock

On April 29, 2015, we completed our IPO of 5,115,000 shares of our common stock at the IPO price of $17.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-202885), which was declared effective by the SEC on April 23, 2015. Morgan Stanley & Co., LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Pacific Crest Securities, JMP Securities LLC and Nomura Securities International, Inc. acted as the underwriters. The total gross proceeds from the offering to us were $87.0 million. After deducting underwriting discounts and commissions of $6.1 million and offering expenses payable by us of $4.0 million, we received approximately $76.9 million. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 24, 2015 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in short-term, investment-grade, interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on June 11, 2015.

APIGEE CORPORATION

By:	/s/ Chet Kapoor
Chet Kapoor
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Tim Wan
Tim Wan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.				X

3.2	Amended and Restated Bylaws.				X

10.3#	2015 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-202885	4/13/2015

10.4#	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-202885	4/13/2015

10.5#	Form of Worldwide Sales Manager Compensation Plan Fiscal Year 2015 and form of Fiscal 2015 Plan Acknowledgement thereunder				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents a management contract or compensatory plan.
*	These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Apigee Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.