Form 10-Q/A
period 2015-04-30
Apigee Corp
filed 2015-06-22
CIK 1324772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Apigee Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2015 as filed with the Securities and Exchange Commission on June 11, 2015, to correct an administrative error in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” While the Company correctly stated gross billings for the nine months ended April 30, 2015 as $60,094 thousand in the reconciliation of non-GAAP measures in another location in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the reconciliation of non-GAAP measures attached to its earnings press release as filed with the Securities and Exchange Commission as Exhibit 99.1 to Form 8-K on June 9, 2015, the Company incorrectly stated the gross billings for the nine months ended April 30, 2015 as $69.4 million and as $69,368 thousand and as a result also incorrectly stated its gross billings growth rate for the nine months ended April 30, 2015 as 66%.

Specifically, page 20 of the initial filing included the following sentence: “Our gross billings were $22.5 million and $18.1 million in the three months ended April 30, 2015 and 2014, respectively, representing a growth rate of 24% and $69.4 million and $41.8 million in the nine months ended April 30, 2015 and 2014, respectively, representing a growth rate of 66%.” The sentence has been amended to state the following: “Our gross billings were $22.5 million and $18.1 million in the three months ended April 30, 2015 and 2014, respectively, representing a growth rate of 24% and $60.1 million and $41.8 million in the nine months ended April 30, 2015 and 2014, respectively, representing a growth rate of 44%.” Additionally, the summary table on page 22 has also been amended to state gross billings of $60,094 thousand for the nine months ended April 30, 2015.

INDEX TO QUARTERLY REPORT ON FORM 10-Q/A

For the Quarter Ended April 30, 2015

EXPLANATORY NOTE

		Page No.
	PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

	PART II. OTHER INFORMATION

Item 6.	Exhibits	20

Signatures		21

PART I. FINANCIAL INFORMATION

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

We have experienced rapid growth in recent periods. Our gross billings were $22.5 million and $18.1 million in the three months ended April 30, 2015 and 2014, respectively, representing a growth rate of 24% and $60.1 million and $41.8 million in the nine months ended April 30, 2015 and 2014, respectively, representing a growth rate of 44%. Our total revenue was $17.3 million and $14.4 million in the three months ended April 30, 2015 and 2014, and $49.9 million and $37.8 million in the nine months ended April 30, 2015 and 2014. For the three months ended April 30, 2015 and 2014, respectively, AT&T accounted for 5% and 14% of our total revenue. For the nine months ended April 30, 2015 and 2014, respectively, AT&T accounted for 6% and 16% of our total revenue. Excluding our revenue from AT&T, our total revenue was $16.5 million and $12.3 million in the three months ended April 30, 2015 and 2014, respectively, and $47.0 million and $31.8 million in the nine months ended April 30, 2015 and 2014, respectively. One other customer accounted for 15% of our total revenue in the three months ended April 30, 2014, and no other customer accounted for more than 10% of our total revenue in the three months ended April 30, 2015 or nine months ended April 30, 2015 and 2014. Our revenue derived from sales to customers located outside the United States was approximately 42% and 23% in the three months ended April 30, 2015 and 2014, respectively, and 39% and 29% in the nine months ended April 30, 2015 and 2014, respectively. We expect that sales to customers located outside the United States will continue to comprise a significant portion of our total revenue for the foreseeable future.

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

The following table summarizes certain of our key non-GAAP financial metrics:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(dollar amounts in thousands)
Gross billings	$22,476	$18,119	$60,094	$41,803
Non-GAAP gross profit	$11,539	$8,693	$32,044	$16,926
Non-GAAP gross margin	66.7%	60.4%	64.2%	44.8%
Non-GAAP operating loss	$(9,662)	$(11,738)	$(33,931)	$(41,064)

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

PART II. OTHER INFORMATION

Item 6. Exhibits

See the Exhibit Index following the signature page to this Amendment No. 1 to the Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on June 22, 2015.

APIGEE CORPORATION

By:	/s/ Chet Kapoor
Chet Kapoor
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Tim Wan
Tim Wan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

*	These exhibits are furnished with this Amendment No. 1 to the Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Apigee Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.