Form 10-K
period 2015-07-31
Apigee Corp
filed 2015-10-14
CIK 1324772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 24, 2015 as reported by the NASDAQ Global Select Market on such date, was approximately $219.8 million. The registrant has elected to use April 24, 2015, which was the initial trading date of the registrant’s common stock on the NASDAQ Global Select Market, because on January 31, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately-held company. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of September 30, 2015, the registrant had 29,478,773 shares of common stock, $0.001 par value per share, outstanding.

Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of July 31, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors,” “Use of Proceeds,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “could,” “would,” “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future financial performance, including our expectations regarding our revenue, specified components of revenue, revenue mix, cost of revenue, gross profit or gross margin, operating expenses including changes in research and development, sales and marketing and general and administrative expenses, international performance, operating leverage and our ability to achieve and maintain future profitability;

•	our business plan and beliefs and objectives for future operations;

•	the anticipated benefits associated with the use of our solutions;

•	our plans to further invest in and grow our business as a whole and specified portions of our business, and our ability to effectively manage our growth and associated investments;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	market adoption of our solutions;

•	our sales and marketing strategy and related activities;

•	our ability to increase sales of our solutions and renewals of our subscriptions;

•	our sales cycles and timing of our sales;

•	our ability to attract and retain customers;

•	our ability to expand sales to our existing customers;

•	maintaining and expanding our customer base and our relationships with our channel partners;

•	our product performance, strategy and positioning;

•	our ability to timely and effectively scale and adapt our solutions;

•	our ability to develop or acquire new solutions and bring them to market in a timely manner and make enhancements to our existing solutions;

•	expanding the delivery of professional services to our customers through our channel partners;

•	increased competition in our markets and our ability to compete effectively;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	our international operations and our ability to continue to expand internationally;

•	our future capital requirements and estimates regarding the sufficiency of our cash resources;

•	the effects of seasonal trends on our business;

•	future acquisitions or investments;

•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices;

•	our intentions with respect to paying stock dividends;

•	the sufficiency of, and our uses of, cash including the proceeds from our initial public offering; and

•	the future trading prices of our common stock.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements and you should not place undue reliance on our forward-looking statements.

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

PART I

Item 1. Business

Overview

Unprecedented growth in mobile technologies, big data, cloud services and the connected devices that comprise the Internet of Things (“IoT”) has changed consumer behavior, disrupted or transformed the dynamics of business, and eroded the divide between the physical and digital worlds. To fully embrace the digital world, businesses must provide customer experiences on a variety of devices and channels, respond quickly to fast-changing customer expectations and market conditions, drive revenue through new business models, and create or participate in digital ecosystems. A digital business creates value by unlocking its data and services to better serve customers in a real-time, anywhere-anytime fashion and uses data to continually improve the customer experience and drive additional revenue.

We believe that APIs are a critical enabling technology for the shifts in mobile, cloud computing, big data and the IoT and that APIs are a foundational technology on which digital business operates. APIs are programmed instructions that allow any app (for example, a customer-care app on a mobile phone) to easily consume data in various combinations from various corporate and partner systems. We believe that a new and expansive market opportunity exists to help enterprises adopt digital strategies and navigate the digitally driven economy. We believe that in order to optimize this process for speed and to also extract critical data insights from API-based interactions required for the digital economy, nearly all businesses will require a new layer within their core application software stack to achieve this.

We provide an innovative software platform that serves as a connection layer between our customers’ core IT systems and data, and the applications with which their customers, partners, and employees engage with their business. Our web scale and flexible platform processes billions of API calls per week and allows businesses to secure, manage, scale and analyze API traffic, and to design and deploy both APIs and a systematic API strategy. Our cloud service provides up to 99.99% availability and uptime, and a multi-region API delivery network enabling low latency worldwide. We have designed a comprehensive security solution to enable security at all points of engagement, from users, apps, developers, the API team, the APIs themselves to the back-end systems. We enable organizations to control access to APIs and services, and to protect customers and the business from threats, backend system overload, service issues and sensitive data exposure. Our platform provides end-to-end visibility across the digital value chain with unified operational and business metrics and application monitoring. Furthermore, our platform enables a business to provide a developer community experience that accelerates API adoption, simplifies learning, enables monetization and increases the business value of APIs.

Our customers include many leading businesses: 23 of the Fortune 100, six of the top 10 Global 2000 retail brands and five of the top 10 global telecommunications companies as of July 31, 2015. Our solution has been sold to customers in over 30 countries around the world. Our current focus is on acquiring new customers and increasing revenue from our existing customers as they realize the value of our platform and expand the use of our software through additional use cases and broader deployment within their organizations. We are also focused on increasing adoption of our platform through Apigee Edge Free.

We generate our revenue primarily from licenses of and subscriptions for our Apigee Edge products and from professional services. We also generate revenue from licenses of and subscriptions to our Apigee Insights product, although such revenue has been immaterial to date. We also offer a free trial version of Apigee Edge to the developer community as Apigee Edge Free. We provide our customers the flexibility to deploy our software as a cloud service or on-premises. For those customers that deploy our products as a cloud service, we license our software on a subscription basis. For those customers that deploy our products on premises, we offer two pricing options: a time-based subscription or a perpetual license. We recognize revenue from subscription fees ratably over the service period, and have been increasing the proportion of our revenue mix that we derive from subscriptions. We therefore believe that gross billings, which takes into consideration deferred revenue resulting from subscriptions, provide valuable insight into the performance of our business. We expect professional services and other revenue to account for a decreasing percentage of our total revenue over the long term as we continue to increase our subscriptions and as our customers increase their use of professional services provided by our channel partners and other third parties. However, we expect to continue to provide professional services as an important part of our solution to our customers because digital infrastructure transformation frequently involves core business strategy.

From fiscal 2004 to fiscal 2007, our activities were focused on research and development that resulted in the first commercial release of our software in fiscal 2007 – our Apigee Edge on-premises platform. In fiscal 2009, we extended Apigee Edge solution to a cloud offering to enable deployment flexibility for our customers. In fiscal 2012, we further extended our platform with the release of our first predictive analytics solution, Apigee Insights. In December 2013, we acquired InsightsOne, to further advance predictive analytics as part of our platform strategy and to bolster our developer adoption strategy. In fiscal 2013, we expanded our network of channel partners by entering into a master alliance agreement with Accenture, under which either we co-sell or they resell our solutions as part of larger installations. In fiscal 2014, we announced an OEM and reseller partnership with SAP under which SAP will deliver a comprehensive API management application build on our Apigee Edge product on SAP’s Hana Cloud to SAP’s cloud customers, and sell our Apigee Edge product on a standalone basis to its on-premises customers.

We sell our products through direct field sales, direct inside sales and indirect channel sales. We utilize a wide range of online and offline marketing activities to drive brand awareness, thought leadership, developer trials and lead volume. Our software sales pricing is based on the customer’s usage. Our on-premises term and perpetual license sales are based on the number of computer server cores, while our cloud-based services sales are based on API traffic. Many of our customers initially use our product as a free trial by visiting our website, creating an account and testing the free cloud version of our platform. In addition, we offer open source solutions that introduce developers to the key technical concepts and technologies of APIs and mobile app development, and that allow their APIs and applications to be migrated or deployed to our paid products. After signing up, developers are able to experience the power of our platform and learn how to interact with our solutions, enabling them to understand the benefits of our paid products. We use the trial program as a source of lead volume for our direct sales team.

We have experienced rapid growth in recent periods. Our gross billings were $81.2 million, $63.8 million, and $43.1 million in fiscal 2015, 2014, and 2013, respectively, representing growth rates of 27% from fiscal 2014 to fiscal 2015 and 48% from fiscal 2013 to fiscal 2014. Our total revenue was $68.6 million, $52.7 million, and $43.2 million in fiscal 2015, 2014, and 2013, respectively, representing growth rates of 30% from fiscal 2014 to fiscal 2015 and 22% from fiscal 2013 to fiscal 2014. For fiscal 2015, 2014, and 2013, respectively, AT&T accounted for 5%, 15%, and 36% of our total revenue. No other customer accounted for more than 10% of our total revenue in fiscal 2014 or 2013, and no customer accounted for more than 10% of our total revenue in fiscal 2015. Excluding our revenue from AT&T, our total revenue was $65.2 million, $45.0 million, and $27.5 million in fiscal 2015, 2014, and 2013, respectively, representing growth rates of 45% from fiscal 2014 to fiscal 2015 and 64% from fiscal 2013 to fiscal 2014. Our revenue derived from sales to customers located outside the United States was approximately 38%, 33%, and 16% in fiscal 2015, 2014, and 2013, respectively. We expect that sales to customers located outside the United States will continue to comprise a significant portion of our total revenue for the foreseeable future.

We have made substantial investments in developing and improving our platform and solutions, in expanding our sales and marketing capabilities and geographic coverage, and in providing general and administrative resources to support our growth. As a result, we have incurred net losses of $50.4 million, $60.8 million, and $25.9 million in fiscal 2015, 2014, and 2013, respectively. We had an accumulated deficit of $196.2 million and $145.9 million as of July 31, 2015 and July 31, 2014, respectively, and we expect to continue to incur net losses for the foreseeable future. We expect that continued investments will drive further growth in our gross billings and total revenue. While increases in our gross billings and total revenue may trail the increases in our operating expenses in the near term, we expect to realize operating leverage in our business model over the long term.

Our Solution

We have pioneered a software platform that enables API-based digital strategies and business insights for enterprises. Our solution is a secure run-time platform for optimized execution and management of APIs and predictive analytics that accelerates the pace at which businesses innovate, share their data and services for developers and partners, and continuously adapt to ever-changing customer and market needs. Our intelligent API platform is designed for the digital economy and the data-rich and mobile-driven APIs and applications that power it. It is designed to service the needs of the stakeholders across the new digital value chain, from the backend systems of record through to the developers of apps to customers who have a digital experience delivered by a mobile app or a connected device.

Key elements of this solution include:

•	Purpose-built for People and Technology Across the Digital Value Chain. Our management tools, business and operational analytics, policy-based approach and advanced programmability provide a simple yet powerful platform that serves the entire digital value chain between the end user and the business’ backend systems. This digital value chain includes the applications, the developers who build them and the APIs that they use, all of which need to work together seamlessly and each of which has requirements that can only be addressed by an integrated platform. Pre-built and configurable policies provide a unified and intuitive platform approach to APIs, enabling organizations to control traffic on their APIs, enhance performance, enforce security, simplify customer self-service and reduce time-to-value—all without coding or changing the backend systems of record. Advanced programmability allows developers to handle advanced use cases, customize existing APIs for online and mobile platforms and add new API services—all using languages and tools, such as Java, JavaScript, Node.js and Python, which are familiar to developers.

•	Enterprise-grade Software Enables Web Scale, Reliability and Security. Our platform is web scale and flexible and is offered as a cloud service or as an on-premises deployment. Our cloud service provides up to 99.99% availability and uptime, and a multi-region API delivery network enabling low latency worldwide. We have designed a comprehensive security solution to enable security at all points of engagement. Our solutions provide mechanisms to secure users, apps, developers, the API team, the APIs themselves, as well as the back-end systems. We enable organizations to control access to APIs and services to protect customers and the business from threats, backend system overload, service issue and sensitive data exposure. Our platform supports billions of API calls per week for the world’s largest and mission-critical API programs, including 23 of the Fortune 100, six of the top 10 Global 2000 retail brands and five of the top 10 global telecommunications companies as of July 31, 2015.

•	Built-in Developer Services to Foster Adoption and Enhance the Business Value of APIs. Our platform enables a business to provide a developer community experience that accelerates API adoption, simplifies learning, enables monetization and increases the business value of APIs. Using our platform, businesses can rapidly onboard developers and facilitate their secure interaction with their business data and systems. Our customizable developer portal helps businesses foster innovation among internal and external developers and partners by making it easy for developers to interact with the enterprise and with each other.

•	Analytics for End-to-end Business Visibility. Our platform provides end-to-end visibility across the digital value chain with unified operational and business metrics and application monitoring. Operational metrics enable monitoring of the health and performance of APIs and digital ecosystems. Business metrics enable businesses to track product, service, customer usage and trends, respond quickly to customer and market changes and make data-driven decisions. Application monitoring helps organizations discover application errors and performance glitches, optimize application performance, identify network bottlenecks and understand usage patterns.

•

Predictive Analytics to Derive Actionable Insights at the Point of Engagement. With APIs positioned at the center of the application data stream, our platform enables businesses to gain actionable insights from the flow of data. Every connected experience that a business delivers to customers, partners, or employees generates an interaction with that business, and interactions produce data. Our platform collects data in a Hadoop data store and mines API traffic for critical business events and adds contextual data from the customer journey, which is the sequence of digital interactions by customers with the business over time. Businesses can derive insights from these events, their context and their sequence, and use them to create models to predict likely customer behaviors, and generate actions that result in a change of behavior in a system or in delivering the right experience, at the right time, on the right device.

•	Support for All New Forms of Interaction and Connectivity, such as the Internet of Things. Our platform allows businesses to manage APIs and data at the scale needed to support new and emerging forms of interaction and connectivity. Our platform powers the APIs, and captures and derives insights from the data generated by the applications and experiences, through which customers, partners, and employees engage with a business. We believe that our platform is positioned to power complex, distributed systems such as the IoT, including wearable technology, intelligent cars, smart energy grids and other forms of emerging connected interaction.

Our Platform

Architecture

Our guiding architectural principles are simplicity, scalability and data-centricity. These principles guide our product design and technology strategies.

We define simplicity in two dimensions: first as the initial “zero to sixty” experience of a first time user of our platform, and second as the ability of our product to serve the entire life cycle of usage by both individuals and teams across multiple projects. We define scalability as the ability to handle the highest levels of traffic throughput with the lowest latencies, with a system that is reliable and available, in the cloud or in a private datacenter. We define data-centricity as the essential property that drives us to enable the customer to mine every transaction and interaction for data; to provide data management capabilities that efficiently store all of the data that we collect or generate; and to ensure that these data can be used throughout the system, whether to present meaningful dashboard reports or to automatically adapt the platform to optimize business outcomes.

Our architecture is designed as a true platform technology—it is not just about managing APIs, but a technology stack that is itself built out of APIs. This makes it possible for us to build new solutions for new markets and it enables our customers and partners to leverage the full set of capabilities that we deliver for new purpose-built applications and systems.

Products

Our platform is designed to empower business leaders, IT technologists and developers to build and operate digital businesses. The platform is comprised of the following products:

•	Apigee Edge is a self-service API platform that enables businesses to manage the digital value chain from exposure of their services and data through APIs to the use of those APIs by developers who are building consumer-facing and enterprise applications, and to measure the success of the business’s digital initiatives with end-to-end analytics.

Apigee Edge SMB is API management for small and medium-sized businesses. It is a cloud-delivered service that enables up to 25 Million API calls/quarter for a monthly subscription fee. It is designed to enable businesses to deploy in days on the same technology as the Apigee Edge product and upgrade to the Apigee Edge product as the business grows.

•

Apigee Insights is the self-service predictive analytics solution that enables the enterprise to find time-based patterns in big data—both structured and unstructured—and gain insights to help an enterprise provide personalized experiences, maximize customer satisfaction and retention and grow revenue and profits.

•	Apigee Developer is comprised of Apigee Edge Free, two open source products, Apigee 127 and Apigee Zetta, and open source projects that we sponsor. Apigee Edge Free provides a free, self-service, non-expiring cloud-based trial of Apigee Edge to developers. Apigee 127 is an open source, design-first toolkit for building rich, enterprise-class APIs on a laptop or any local development environment, which can be deployed on multiple platforms as a service. Apigee Zetta is an open source platform for creating IoT servers that run across geo-distributed computers and in the cloud. We are a principal contributor to the Apache Usergrid project, an open source Backend-as-a-Service (“BaaS”). In addition, we provide free API documentation tools that facilitate developers’ learning and testing of APIs. Developers, in turn, are able to redistribute these tools through community sites.

•	Apigee Link is our IoT platform for connecting devices to the Internet, which is currently under development and in beta testing with certain customers. Apigee Link is designed to provide built-in REST APIs and end-to-end connectivity for devices to enable device makers to offer new digital experiences for their customers, create new revenue streams with their partners, and grow their business. Apigee Link is designed to take the IoT beyond connecting gadgets, and to enable any device maker to become a digital platform business that can operate at scale in the physical world of home automation, smart transportation, wearable computing, and in other ecosystems of devices.

Apigee Edge

Apigee Edge is the foundation of our platform strategy. It provides a solution that addresses the entire digital value chain and minimizes risk and time-to-value by eliminating the need to integrate disparate point solutions. Apigee Edge includes three components: API Services, Developer Services and Analytics Services.

API Services unites Internet and enterprise technologies with API management, BaaS, security and programming extensibility. API Services enable the transformation of services into APIs that extend an enterprise’s capabilities to the digital world of applications and devices, delivering new agility while maintaining the security and reliability that enterprises require. Key capabilities of API Services include:

•	Self-service and extensibility enables developers to directly manage API policy configuration and changes with pre-built policies for traffic management, security, mediation and extension.

•	Protocol transformation enables the transformation of enterprise data and services into easily usable, scalable and secure APIs.

•	BaaS provides developers with a cloud datastore and API-based capabilities for user management, push notifications, social networking and geolocation services.

•	Policy-based security architecture provides a configurable model that enables enterprise-grade security to protect the business from threats, backend overload and service issues.

•	API programmability enables the extension of API Services capabilities to increase flexibility and meet business requirements, with support for Java, JavaScript, Node.js and Python.

Developer Services enables an enhanced developer and community experience that accelerates API adoption, simplifies learning and increases the business value of APIs. Key Developer Services capabilities include:

•	Developer portal is deployed by an enterprise to provide a community for developers with the resources necessary to learn about the enterprise’s APIs, become a registered developer and collaborate with peers and with the enterprise.

•	Fast on-boarding for developers with self-service registration and key generation to register their applications and engage with both the API provider and with a community of peer developers.

•	Interactive API documentation and modeling simplifies designing and documenting new APIs as well as learning, testing and evaluation of existing APIs.

•	API consoles enable developers to easily access and explore APIs from almost 100 top API providers, improving their knowledge and ability to use the appropriate API for their needs.

•	API monetization enables API revenue models based on fees, freemium and revenue sharing and can be customized to meet complex requirements.

Analytics Services enables end-to-end visibility across the digital value chain with the unified operational, developer, application performance and business metrics necessary to monitor, measure and manage success. Key Analytics Services capabilities include:

•	Business metrics provide a business context for monitoring and measuring API program goals and helping to make smart, informed business decisions.

•	Operational analytics monitors the health and performance of production APIs, enabling enterprises to plan for traffic spikes, identify slow and error-prone APIs, find root causes and understand traffic anomalies.

•	Application performance monitoring measures mobile app usage and performance of applications, on different platforms, carriers and devices.

•	Developer program metrics identifies the developer programs with the most popular applications, best developer engagement and highest API traffic.

The API Health feature of the Apigee Edge product is designed to help organizations detect and prevent the potential consequences of bad API performance such as poor application experience, user frustration, and lost revenue.

Apigee Edge Microgateway adds a hybrid cloud deployment option to Apigee Edge that can reduce latency and improve performance of API programs by leveraging the availability of the Apigee public cloud together with the performance of local, on-premises API management.

Apigee Insights

Apigee Insights delivers predictive analytics enabling businesses to gain actionable insights. To address the need to perform sophisticated predictive analytics on business events, such as those captured by the data streams running through our APIs, we have built a unique time-sequenced graph database that stores and analyzes the events within graphs, which can be used to represent the relationships of events within complex sequences. This allows businesses to model customers’ journeys as they interact with various digital touch-points such as mobile apps. By modeling the propensity of a customer to step through these sequences, a company can make predictions that determine the next most likely or next best action, or to make recommendations and tailor the experience to drive the user to choose the next action that serves business objectives. Graph and Sequence Processing technology, or GRASP, is the core proprietary technology within Insights. Key capabilities of this technology include:

•	Time-sequenced graph database that makes it simple to efficiently aggregate information along customer journey paths and to analyze customer events;

•	Data management to import data into GRASP, understand the imported data, and view statistics about each imported data set; and

•	Data loaders to load data into GRASP from Apigee Edge, Hadoop-based data lakes, Amazon S3 and enterprise data warehouses.

Predictive analytics capabilities enable businesses to anticipate each customer’s likely next action by analyzing all interactions along the customer journey and including the customer’s current context such as location, weather or time of day. Key elements of these capabilities include:

•	Customer journey analytics to measure and visualize the sequences of interactions of multiple customers and understand customer distribution along one or more attributes;

•	Unstructured data processor to extract relevant keywords from text and determine customer sentiment based on user-submitted responses; and

•	Predictive modeling to analyze likelihood of future actions based on customer events and customer profiles.

Adaptive interactions capabilities enable business to realize value from data by solving the last mile problem of integrating predictive analytics into applications. This capability enables a business to adapt the behavior of applications in real time. Key elements of these capabilities include:

•	Segmentation and profiling to easily segment and target users using descriptive, behavioral and predictive attributes;

•	Scalable, real-time propensity scores based on user and context events that can be used to power adaptive applications that generate dynamic responses to influence user behavior;

•	RESTful APIs to access all customer predictions, segments and data; and

•	Self-service to enable developers to quickly build new predictive data projects and initiate analytics tasks without the need to setup or configure independent installations.

Apigee Developer

Apigee Developer is comprised of Apigee Edge Free, two open source products, Apigee 127 and Apigee Zetta, and other open source projects that we sponsor. As of July 31, 2015, Apigee Developer has been used by developers from more than 8,000 enterprises—more than 200 of which are included in Forbes’s 2014 list of Global 2000 leading companies. The number of developers from enterprises is based on internal company data and, while this number is based on what we believe to be reasonable estimates and judgments, there are inherent challenges in such measurement. Such number is based on our internal review of the email addresses of our users of Apigee Developer, our judgment as to what constitutes an enterprise, and our judgment that the users we have identified as affiliated with enterprises are so affiliated.

Apigee Edge Free is a free, self-service cloud edition of Apigee Edge. Apigee Edge Free provides software developers with much of the functionality in the enterprise edition of Apigee Edge, but without an enterprise service level agreement and with restrictions on storage and traffic rates. We provide the developer service free of charge as a way to build awareness of our platform and our technologies within the developer community. This results in our products being used in projects at early stages of development, giving us an advantage as projects grow and require commercial support and services. It also greatly expands the pool of developers who are proficient with our technology.

Apigee 127 is an open source, design-first toolkit for building enterprise-class APIs in Node.js in a local development environment. Developers can design, model and configure APIs using the popular Swagger API definition language with our easy-to-use editor. These API definitions generate ready-to-run APIs that can be run on Apigee Edge or other cloud services.

Apigee Zetta is an open source product for creating IoT servers that run across geo-distributed computers and the cloud. Zetta allows IoT developers to assemble smartphone applications, device applications and cloud applications into large, complex adaptive “systems of systems” that operate at scale in the physical world of home automation, smart transportation and wearable computing.

Apigee Link

Apigee Link is our IoT platform for connecting devices to the Internet. We are developing Apigee Link to enable companies to reliably and securely connect devices to the Internet with minimal latency, enable developers, partners and customers to orchestrate digital experiences that involve multiple devices, and collects, analyzes, and act on data from sensors and actuators. Apigee Link is designed to enable a device maker to become a digital business by helping them create an ecosystem around their devices, all powered by APIs. Key capabilities that are planned for this solution include:

•	The ability to access any device using the built-in REST APIs;

•	The ability to stream near-real-time data among physical devices, the cloud and mobile apps using open standards;

•	Two-way communication to send data from the cloud to the device or from the device to the cloud, including requests through traditional home routers in either direction;

•	Protocol mediation to enable communication with any device by mediating between Web, wired, and wireless protocols, including, ZigBee, WiFi, BLE, MQTT;

•	Sensor and actuator data to monitor device behavior by streaming and ingesting data in the cloud for storage and analysis;

•	Identity and security to enable secure device interactions by authenticating and authorizing users, apps and devices;

•	Rules and applications to enable influencing device and user behavior in real time with data-driven rules and Node.js; and

•	Mobile and platform software development kits, or SDKs, to enable app developers to rapidly develop digital IoT experiences on leading mobile platforms.

Apigee Link leverages and extends Zetta by adding enterprise support and cloud services. In order to keep pace with the growing diversity of new and legacy device standards, Apigee Link builds on the open source protocol mediation capabilities available in Zetta so that myriad devices will be able to effectively communicate and negotiate with one another.

Our Technology

Our technology efforts are centered on five key areas of focus across our solutions: scalability, multi-tenancy, data-centricity, simplicity and reliability. Each of these areas represents a significant challenge to implement effectively, and we believe that the combination of the five differentiates our platform.

Scale Is Hard

Our API platform is positioned at the center of the enterprise architecture and enables all API traffic between applications and backend systems to pass through our systems. This means that our products must be among the most scalable, high performance and reliable systems in the enterprise. Enterprise architectures are by nature distributed geographically and often have elements that run in the cloud as well as in the customer’s data center. Therefore, our platform technology is built as a distributed architecture and can be deployed both in the cloud and on premises. Our cloud service is highly scalable and can process more than one billion API calls a day.

In order to build a system that can perform at scale, we use a variety of best practices and technologies. These include:

•	High-performance pipelined proxy architectures that can effectively handle very high levels of API traffic, efficiently processing the traffic whether to analyze or transform it with minimal computational overhead;

•	Automated elastic computing to devote additional computational resources on-demand, with our software automatically able to take advantage of new resources and allocate them to tasks efficiently;

•	Micro-services architecture that allows us to develop constituent services powering specific features and then scale these features independently as necessary based on usage patterns; and

•	Distributed database technologies and expertise that allows us to manage the storage requirements for our architecture as demand grows.

Multi-tenancy Is Hard

Multi-tenancy is the technology that cloud-based services use to share IT resources cost-efficiently and securely across multiple users and projects. The multi-tenant design of a cloud service can have a dramatic impact on the application delivery and productivity of an IT organization. Multi-tenancy at scale is a core requirement and key technological advantage for us. Customers of our cloud service business must experience the fast and simple self-service process that they have come to expect from Software-as-a-Service products.

We have developed unique mechanisms for ensuring that each user of our cloud service is isolated from other users in ways designed to ensure that each user gets guaranteed service levels. At the same time, we are able to safely share certain pooled computation and data resources between users in order to create a high degree of operational efficiency. We provide the same multi-tenancy experience to our non-cloud customers who install our software as an on-premises solution.

Data Is Hard

All of our solutions rely on the ability to store, query and analyze data, often in real time, and at significant levels of scale, leveraging a unique combination of open source data storage technologies, including Cassandra, Hadoop and Postgres, and a proprietary set of data management and analytics capabilities. We have augmented these capabilities with predictive analytics based on complex graph-based analysis of these data streams. These technologies allow us to:

•	Store large amounts of API data and API traffic metadata in real-time regardless of traffic levels;

•	Construct queries that can execute in real time with traffic flows in order to retrieve information that supplements API data and to make real-time decisions about the handling of API traffic;

•	Implement “counters,” which are the running tallies of traffic patterns and key metrics related to users, devices and business events;

•	Generate alerts based on data conditions in order to notify IT personnel of critical events; and

•	Serve pre-defined and customer reports to provide answers to questions such as how API traffic is trending over time, who are the top developers, when API response time varies, from which geography is API traffic coming, what APIs are failing, and what devices are making the most API requests.

Apigee Insights leverages our proprietary GRASP to power big data predictive analytics that increases the ability to find time-based patterns in structured and unstructured data. Featuring a distributed processing foundation based on Hadoop and an in-memory real-time processor, Apigee Insights combines the power of big data and data science to deliver significantly greater precision than is possible with traditional technologies and statistical tools.

Simplicity Is Hard

We leverage APIs in our own platform architecture to deliver simplicity and adaptability. Using a modern “microservices architecture” approach, the capabilities of our solutions are exposed as APIs. This allows us to develop our solutions as a set of independent services, which are assembled to create a comprehensive user experience. This also allows developers or organizations to create and customize the manner in which they interact with our solutions, bringing simplicity and flexibility to enterprise infrastructure. We provide an intuitive graphical user interface, and easy to use “command line” options for developers. We make our APIs intuitive and easy to use and enable developers to build on our platform with technologies such as JavaScript and Node.js, simplifying the programmability of our platform. Our platform is designed to be operated in a “self-service” manner by our customers, and our configurable policies allow customers to transform services into highly consumable APIs, control API traffic, enhance performance and enforce security, all without coding or changing the backend systems of record.

Reliability Is Hard

The integrity and security of our cloud products is critical to our business, and as such we leverage industry-standard security and monitoring tools to ensure performance across our cloud service. Our technology enables enterprises to provide secure access to their data and services with a well-defined API that is consistent across all of their databases and services, regardless of implementation. Our cloud customers are highly dependent on our cloud service, and as such, it is designed to be available 24 hours a day, 365 days a year. We provide a service level commitment for our cloud service, which can be up to 99.99%, excluding designated periods of maintenance.

Our Customers

Our customers include leading enterprises across a broad range of industry segments, including telecommunications, media and entertainment, financial services, retail, travel and hospitality, and healthcare and insurance. Our paying customer base has grown over 60% from July 31, 2013 to July 31, 2015. We define the number of paying customers at the end of any particular month as the number of customers for which we have recognized or deferred revenue during that month. As of July 31, 2013 and July 31, 2015, we had 127 and 205 paying customers, respectively. Our customers are comprised of organizations that have purchased our cloud or on-premises software solutions and professional services. Over 60% of the customers who have joined us over our last eight fiscal quarters, or since the beginning of the first quarter of fiscal 2014, have purchased our cloud software solutions.

On an annual basis, our revenue per customer ranges from less than $50,000 to over $1.0 million. No customer accounted for more than 10% of our total revenue in fiscal 2015. One customer, AT&T, represented 15% and 36%, of our total revenue in fiscal 2014 and fiscal 2013, respectively. No other customer accounted for more than 10% of our total revenue in fiscal 2014 or fiscal 2013.

Below are some of our representative customers by revenue during the prior eight fiscal quarters ended July 31, 2015, organized by industry segment:

Telecommunications	Media & Entertainment	Financial Services

AT&T Inc.	BBC Worldwide Ltd.	First Data Corporation
Swisscom AG	Gamesys, Ltd.	Morningstar, Inc.
Telstra Corp.	Live Nation Entertainment, Inc.	Vantiv, Inc.
Vodafone Group Plc	ITV Plc.

Retail	Healthcare/Insurance

Burberry Group Plc.	eHealth, Inc.
Magazine Luiza	Health Care Service Corp.
Target Corporation	Humana Inc.
Walgreens Company	Premera Blue Cross
WM Morrison Supermarkets Plc.	Kaiser Permanente

We also offer a free version of our software to developers with much of the functionality in the enterprise edition of Apigee Edge, but without an enterprise service level agreement and with restrictions on storage and traffic rates. This enables us to build awareness of our platform and our technologies within the developer community and we believe that it results in our products being used in projects at early stages of development, giving us an advantage as projects grow and require commercial support and services.

Sales and Marketing

Our sales and marketing organizations optimize our customer acquisition process by generating brand and product awareness, cultivating customer relationships, lead generation, building pipeline, onboarding new channel partners and implementing customer expansion programs.

Sales

We sell our software through direct field sales, direct inside sales and indirect channel sales. We have local sales teams in North America, Europe and Asia Pacific. Our software sales pricing is based on the customer’s usage. Our on-premises license sales are based on the number of computer server cores, while our cloud-service sales are based on API traffic. We generate prospects and leads through a wide range of marketing programs and events and also run a robust outbound teleprospecting program. Leads are qualified by inside account development representatives, based on a set of criteria agreed upon by sales and marketing leadership. Our direct sales team seeks to build relationships high up in the enterprise where business strategy decisions are being made. In addition to acquiring new customers, our sales teams are responsible for increased adoption of our software by existing customers.

We have formed strategic partnerships with Accenture and SAP and work closely with them globally to acquire new customers. We also have established relationships with other channel partners to provide us with additional sales leverage worldwide by sourcing new prospects, providing professional services and technical support to existing customers and upselling for additional use cases. Our channel partners include system integrators that combine our products with their own technology expertise and solutions and digital agencies that help customers implement digital initiatives. Technology partners and OEMs integrate our products to extend functionality and use our products in their own solutions.

As is typical in the software industry, we expect a significant portion of our product orders to be received in the last month of each fiscal quarter. We typically provision our product orders shortly after the receipt of an order. While we may have backlog consisting of product orders that have not shipped and maintenance, professional and training services that have not been billed and for which the services have not yet been performed at the end of a given fiscal year, historically, we have not had material backlog, and we do not anticipate having material backlog in the future.

Marketing

Our marketing and demand generation efforts consist of a mix of metrics-driven programs to educate the market and generate leads for our field sales team. Through our marketing programs and events, and through our strategic relationships, we generate customer leads, accelerate sales opportunities and increase brand awareness.

Our thought leadership content and online education and certification programs reach business leaders, IT technologists and developers, helping define the language and the requirements of the market. Equipping all of these important constituents with the know-how and tools to be effective in digital business facilitates our potential future sales. We offer a free trial cloud service as well as free developer tools, and open source solutions to help drive adoption of our solutions. Our marketing programs include free online and local training to engage both existing and prospective customers. We participate in conferences, trade shows and industry events and also annually host the largest API industry user conference, called I Love APIs, to build and support the API community to enable companies to become digital businesses.

Customer Success

We have built a company culture centered around our customers’ success and satisfaction. We have developed several programs designed to provide customers with service options to enhance their experience with, and expand their use of, our products.

Professional Services

We provide consulting, training, configuration and implementation services to customers through our professional services organization. These services are typically utilized by large enterprises looking to deploy our solutions across their large, disparate and complex IT infrastructure. We believe that these professional services are an important part of our solution to our customers because digital infrastructure transformation frequently involves core business strategy and impacts the entire organization. Personnel within our professional services organization are trained on our products and are encouraged to follow our methodologies. We generally provide these services at the time of initial installation to help the customer with configuration and implementation. Given our software’s ease-of-use, our professional services engagements are typically short in duration.

Maintenance and Customer Support

Our customers typically purchase annual subscriptions to our platform that include software maintenance and support as part of their initial purchase of our software platform. Software maintenance and support is not included as part of a perpetual license and may be purchased separately. The maintenance agreements provide customers the right to receive unspecified software updates, maintenance releases and patches and access to our technical support services during the term of the agreement.

Customers receiving maintenance and support receive guaranteed response times, direct telephonic support and access to online support portals. All support is provided 24x7x365 for critical issues. Our customer support organization has global capabilities, delivering support with deep expertise in both its software as well as complex IT environments. Our support team also works closely with our updates team to create the best possible experience for customers as they move from one version of our products to the next version.

Training

We provide several options for customers to increase their level of knowledge about our products through our training organization, which offers classroom training, virtual classroom training and on-demand training. Paid classroom training offers customers the opportunity to visit one of our training facilities for one or more days of hands-on, instructor-led courses. Paid virtual classroom training is also delivered by an instructor, but students attend the training on-line rather than being present at a training facility. We also continue to develop our free and on-demand online education and enablement courses through the Apigee Academy.

Research and Development

We invest substantial resources in research and development to enhance our platform, develop new solutions, conduct software and quality assurance testing and improve our core technology. Our technical staff monitors and tests our software on a regular basis, and we maintain a regular release process to refine, update, and enhance our existing products. We typically provide our customers with updates to our solutions at least monthly in the cloud and quarterly on premises. Research and development expense totaled $30.4 million, $22.3 million and $16.8 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Competition

The market for enterprise API-based platforms is fragmented, rapidly evolving and highly competitive. We compete against in-house or custom development efforts, a variety of large software vendors and smaller specialized companies and open source initiatives, all of which vary in the breadth and scope of the products and services offered. Beyond in-house or custom development efforts, our competitors include International Business Machines Corporation and Oracle Corporation, both of which can bundle competing products and services with other software offerings, or offer them at a low price as part of a larger sale. In addition, Amazon Web Services recently introduced gateway functionality in a product called AWS Gateway, which functionality is a subset of that offered by the API Services component of Apigee Edge. Our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on API management and API-based platforms and could directly compete with us. Smaller companies could also launch competing or new products and services.

We believe that the principal competitive factors in our market include the following:

•	domain expertise in API business practices and technologies;

•	size of customer base and level of user adoption;

•	established status as a strategic IT platform;

•	brand awareness and reputation;

•	total cost of ownership;

•	ease of deployment and use of API-based platforms by paying customers and developers;

•	level of paying customer and developer following;

•	breadth and depth of offering;

•	performance, availability and support for API-based platforms;

•	capability for customization, configurability, integration, security, scalability and reliability of applications; and

•	the ability to innovate and respond to customer needs rapidly.

We believe that we compete favorably on the basis of the above factors. However, some of our actual and potential competitors have certain additional advantages over us, such as significantly greater financial, technical, marketing, research and development or other resources, stronger brand and business user recognition, larger installed customer bases, larger intellectual property portfolios and broader global distribution and presence.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We had nine issued patents and thirteen patent applications pending in the United States as of July 31, 2015. Our issued patents expire between 2028 and 2029. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Furthermore, even if a patent issues, we cannot assure you that such patent will be adequate to protect our business. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms.

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by U.S. and international copyright laws. Despite our efforts to protect our technology and proprietary rights through intellectual property rights, licenses and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and other technology. In addition, we intend to expand our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in our markets have extensive patent portfolios and are regularly involved in litigation. From time to time, third parties, including certain of these leading companies, may assert patent, copyright, trade secret and other intellectual property rights against us, our channel partners or our customers. Our standard license and other agreements may obligate us to indemnify our channel partners and customers against such claims. Successful claims of infringement by a third party could prevent us from continuing to offer our solution or performing certain services, require us to expend time and money to develop non-infringing solutions, or force us to pay substantial damages, including treble damages if we are found to have willfully infringed patents or copyrights, royalties or other fees. Competitors may also be more likely to claim that our solutions infringe their proprietary rights and seek an injunction against us from continuing to offer our platform. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.

Employees

As of July 31, 2015, we had 412 full-time employees. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Segment and Geographic Information

Segment and geographic information is set forth in Note 10 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Government Regulation

We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, taxation or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation.

Corporate Information

We were incorporated in the State of Delaware as Nexgen Machines, Inc. on June 3, 2004, changed our name to Sonoa Systems, Inc. on November 15, 2004 and changed our name to Apigee Corporation on September 21, 2010. Our principal executive offices are located at 10 South Almaden Blvd., 16th Floor, San Jose, California 95113. Our telephone number at that location is (408) 343-7300.

Our website is located at www.apigee.com and our investor relations website is located at www.investors.apigee.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on the Investors portion of our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have a history of losses, and we expect to incur losses for the foreseeable future.

We have incurred significant net losses in each year since our inception, including net losses of $50.4 million, $60.8 million, and $25.9 million for the years ended July 31, 2015, 2014, and 2013, respectively. As a result, we had an accumulated deficit of $196.2 million and $145.9 million at July 31, 2015 and 2014, respectively, and we expect to continue to incur net losses for the foreseeable future. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. In addition, as we grow and because we are a newly public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. While historically our total revenue has grown, not all components of our total revenue have grown consistently. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our software, increasing competition, any failure to gain or retain channel partners, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to materially decline.

The market for our platform is new and unproven and may not grow or may decrease.

We were founded in 2004 and since our inception have been creating products for the developing and rapidly evolving market for API-based software platforms, a market that is largely unproven and is subject to a number of inherent risks and uncertainties. We believe that our future success will depend in large part on the growth, if any, in the market for API-based software platforms and predictive analytics. The utilization of API software and predictive analytics is still relatively new, and enterprises may not recognize the need for APIs and predictive analytics or, if they do, they may decide that they do not need a solution that offers the range of functionalities that we offer, or may decide to build such capabilities in-house. In order to grow our business and extend our market position, we intend to expand the functionality of our product and bring new technologies to market to increase market acceptance and use of our platform. It is difficult to predict customer adoption and renewal rates, customer demand for our solutions, the size and growth rate of the overall market that our platform addresses, the entry of competitive products and the success of existing competitive products. Any expansion of the market our platform addresses depends upon a number of factors, including the cost, performance and perceived value associated with such solutions. If the market our platform addresses does not achieve significant additional growth or there is a reduction in demand for such solutions caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced revenue and customer orders, early terminations, and reduced renewal rates, any of which would adversely affect our business, results of operations, financial condition and growth prospects.

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

Moreover, although we have experienced strong growth historically, we may not continue to grow in the future. Any success that we may experience in the future will depend in large part on our ability to, among other things:

•	maintain and expand our customer base and the ways in which our customers use our platform;

•	increase revenue from existing customers through increased or broader use of our platform within their organizations;

•	improve the performance and capabilities of our software through research and development;

•	successfully expand our business domestically and internationally;

•	successfully compete with other companies, open source initiatives and custom development efforts that are currently in, or may in the future enter, the markets for our software;

•	continue to invest in our platform to foster an ecosystem of developers and users to expand the use cases of our software;

•	continue to develop Apigee Edge, Apigee Insights, Apigee Edge Free, Apigee Edge SMB, Apigee Microgateway, and Apigee Link;

•	generate leads and convert users of the trial version of our software to paying customers;

•	prevent users from circumventing the terms of their software licenses;

•	continue to enhance our website infrastructure to minimize interruptions or slower than expected download times when accessing our software from our website;

•	process, store and use our customers’ data in compliance with applicable governmental regulations and other legal obligations related to data privacy and security; and

•	hire, integrate and retain qualified talent.

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

In addition, our introduction of new products that are developed or acquired by us may reduce sales of existing products or cause us to lower the sales price of existing products, which may impact our results of operations. For example, we recently began offering a lower-priced version of our Edge product, which includes a limit on call volume, fewer features and less functionality than our current version of Edge. Customers may choose to purchase this new version of Edge instead of our existing version, or we may determine to lower the price of our existing version of Edge in order to make this version more attractive to our customers.

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

We compete against in-house or custom IT development efforts, a variety of large software vendors and smaller specialized companies and open source initiatives, all of which vary in the breadth and scope of the products and services offered. The principal competitive factors in our markets include domain expertise in API business practices and technologies, size of customer base and level of user and developer adoption, established status as a strategic IT platform, brand awareness and reputation, total cost of ownership, ease of deployment and use of our solution by paying customers and developers, breadth and depth of offering, performance, availability and support for our solution, capability for configurability, integration, security, scalability and reliability of applications, and the ability to innovate and respond to customer needs rapidly. Beyond in-house or custom IT development efforts, our competitors include, among others, International Business Machines Corporation and Oracle Corporation, both of which can bundle competing products and services with other software offerings, or offer them at a low price as part of a larger sale. In addition, Amazon Web Services recently introduced a gateway functionality in a product called AWS Gateway, which functionality is a subset of that offered by the API Services component of our Apigee Edge solution. Some of our actual and potential competitors have certain additional advantages over us, such as:

•	significantly greater financial, technical, marketing, research and development or other resources;

•	stronger brand and business user recognition;

•	larger installed customer bases;

•	larger intellectual property portfolios; and

•	broader global distribution and presence.

Our industry is evolving rapidly and is becoming increasingly competitive, and we expect further increased competition if our market continues to expand. Larger and more established companies may focus on API management and API-based software platforms and could directly compete with us. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly. Conditions in our market could change rapidly and significantly as a result of technological advancements, open source initiatives or other factors.

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

Our results of operations, including the levels of our revenue, cost of revenue, gross margin, operating expenses, cash flow and deferred revenue, have fluctuated from quarter to quarter in the past and may continue to vary significantly in the future so that period-to-period comparisons of our operating results may not be meaningful. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Because the timing and amount of our revenue is difficult to forecast and because our operating costs and expenses are relatively fixed in the short term, if our revenue does not meet our expectations, we are unlikely to be able to adjust our spending to levels commensurate with our revenue. As a result, the effect of revenue shortfalls on our results of operations may be more accentuated, and these and other fluctuations in quarterly results may negatively affect the market price of our common stock. Among the factors that may cause fluctuations in our quarterly financial results are those listed below:

•	our ability to attract and retain new customers;

•	the addition or loss of large customers;

•	our ability to successfully expand our business domestically and internationally;

•	our ability to gain new channel partners and retain existing channel partners;

•	fluctuations in the growth rate of the overall market that our solutions address;

•	fluctuations in the mix of our revenue;

•	the unpredictability of the timing of our receipt of orders for perpetual licenses, the revenue for which we typically recognize upfront;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including continued investments in sales and marketing, research and development and general and administrative resources;

•	network outages or performance degradation of our cloud service;

•	information security breaches;

•	general economic, industry and market conditions;

•	customer renewal rates;

•	increases or decreases in the number of elements of our services or pricing changes upon any renewals of customer agreements;

•	changes in our pricing policies or those of our competitors;

•	the budgeting cycles and purchasing practices of customers;

•	decisions by potential customers to purchase alternative solutions from larger, more established vendors, including from their primary software vendors;

•	decisions by potential customers to develop in-house solutions as alternatives to our platform;

•	insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our software and services;

•	delays in our ability to fulfill our customers’ orders;

•	seasonal variations in sales of our solutions;

•	the cost and potential outcomes of future litigation or other disputes;

•	future accounting pronouncements or changes in our accounting policies;

•	our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;

•	fluctuations in stock-based compensation expense;

•	fluctuations in foreign currency exchange rates;

•	the timing and success of new products and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and

•	other risk factors described in this Annual Report on Form 10-K.

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

We primarily sell our platform on a yearly subscription basis, either deployed in the cloud or on premises. At the end of the term of these subscriptions, customers can renew their existing subscriptions, upgrade their subscriptions, downgrade their subscriptions or not renew. In recent periods, a lesser portion of our total revenue has been derived from annual maintenance and support associated with perpetual licenses. During the year ended July 31, 2015, our subscription and time-based licenses that were eligible for renewal were renewed at a dollar-based simple renewal rate of approximately 86%. We calculate dollar-based simple renewal rate based on the dollar value of renewed contracts divided by the dollar value of expiring contracts at any given period. However, due to limited historical data with respect to rates of subscription renewals by our customers, particularly for our cloud-based solution, we cannot accurately predict customer dollar-based simple renewal rates. The dollar-based simple renewal rate for year ended July 31, 2015, is not necessarily indicative of our dollar-based simple renewal rate for the full year or any future period. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our pricing or our products’ functionality, features or performance, competitors’ product offerings or in-house developed solutions, customers’ ability to continue their operations and spending levels, migration path issues for new versions of products (which we have experienced before) and other factors, a number of which are beyond our control. Our customers have no obligation to renew their subscriptions after the expiration of the initial term, and they may elect not to renew their subscriptions or to reduce the product quantity under their subscriptions or maintenance and support contracts, thereby reducing our future revenue. If our customers do not renew their subscriptions for our products on similar pricing terms, our revenue may decline and our business, results of operations and growth prospects could suffer. In addition, if the average term of our contracts were to decrease, this may afford us less visibility into our future financial performance.

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

Our future success also depends in large part on our ability to identify, attract and retain highly skilled technical, managerial, finance and other personnel, particularly in our sales and marketing, research and development, general and administrative, and professional service departments. We face intense competition for qualified individuals from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense in the San Francisco Bay Area, where our headquarters are located. We may incur significant costs to attract and retain them, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. Certain members of our management team, including our Chief Financial Officer, Tim Wan, have only recently joined us, three members of our sales management team have recently been promoted as leaders of our sales function, replacing Steve Rowland as Vice President of Sales, and our productivity and business may be harmed if we do not integrate and train our employees and managers quickly and effectively or if we do not retain them. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.

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

Currently, we sell our solutions primarily through our direct sales force. Our ability to increase our sales to both new and existing customers is in part dependent on our ability to continue to train and expand our sales force, which from July 31, 2012 to July 31, 2015 grew over 250%. There is significant competition for sales personnel with the skills and technical knowledge that we require. Moreover, newly hired sales personnel require substantial training and typically take a significant amount of time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow, a large percentage of our sales force can be expected to be new to the company and our platform. Identifying, recruiting and effectively training sufficient sales personnel to support our growth requires significant time, expenses and management and other resources. If we are unable to hire, develop and retain sales personnel or if our new direct sales personnel are unable to achieve expected sales productivity levels in a reasonable period of time or at all, we may not be able to increase our revenue and grow our business, which would adversely affect our results of operations.

If we fail to manage our growth effectively, our business, operating results and financial condition would be adversely affected.

In recent periods, we have been adding personnel and other resources as we focus on growing our business, entering new geographic markets and increasing our market share, and we expect to incur significant additional expenses in further expanding our personnel, particularly in sales and marketing and our international operations in order to grow our business, operations and customer base, and we intend to continue to make significant additional investments in these areas. The number of our full-time employees was 412 as of July 31, 2015. The return on these investments in terms of increases in revenue, operating margin and number of customers may be lower, or may be realized more slowly, than we expect. If we do not achieve the benefits anticipated from our investments, or if the achievement of these benefits is delayed, our business, results of operations and financial condition would be adversely affected.

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

In order to grow our business, we anticipate that we will continue to depend on relationships with third parties, such as Accenture LLP and SAP AG, to resell and co-sell and provide services related to our platform. Our relationships with these partners are at an early stage of development, we have generated very limited revenue through these relationships to date, and we cannot assure you that these partners will be successful in marketing and selling our platform or solutions based upon our platform. Identifying partners such as these, negotiating and supporting relationships with them and maintaining relationships requires a significant commitment of time and resources that may not yield a significant return on our investment in these relationships. Our channel partners are not required to exclusively market or sell our solutions in our target markets and have only limited commitments to dedicate resources to marketing and promoting our solutions. In addition, our competitors may be more effective in providing incentives to our strategic partners or prospective partners to favor their products or services over our solutions. If we are unsuccessful in establishing or maintaining our relationships with strategic partners, or if these partners are unsuccessful in marketing or selling our solutions, or are unable or unwilling to devote sufficient resources to these activities, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period.

The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our platform. We are often required to spend time and resources to better familiarize potential customers with the value proposition of API management and API-based software platforms generally. Customers often view the purchase of our products as a significant and strategic decision and, as a result, frequently require considerable time to evaluate, test and qualify our products prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycles, including, for example:

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

Customers of our cloud-based solution need to be able to access our platform 24 hours a day, seven days a week, without interruption or degradation of performance. We outsource all of our data centers to third parties, including Amazon Web Services. The number of API calls trafficked through our platform is increasing substantially. An API call is a request for data or services from within an application, made through an API, to another application or system. Although we expend considerable effort to ensure that our platform performance is able to handle existing and anticipated traffic levels, we are dependent upon third parties in order to meet these uptime and performance requirements of our customers and we may not be able to maintain the level of uptime and performance required by our customers, especially to cover peak levels or spikes in the number of API calls trafficked through our platform. The provisioning of new cloud hosting capacity and data center infrastructure requires lead time. If we do not accurately predict our infrastructure capacity requirements with sufficient lead time, our customers could experience service shortfalls.

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

We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers or other individuals or entities may attempt to penetrate our network security, or that of our platform, including both customer deployments and our third-party cloud infrastructure, and to cause adverse effects on our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our service. Because the techniques used by such individuals or entities to access, disrupt or sabotage computing devices, systems and networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques, and we may not become timely aware of such a security breach which could exacerbate any damage we experience. Any data security incidents, unauthorized access, unauthorized usage, virus or similar breach or disruption of us or of third-party infrastructure provider could result in loss of confidential information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations, fines, penalties and other liabilities. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data and to deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches or the loss of data. Accordingly, if our cybersecurity protocols and defenses and those of our contractors, including our third-party infrastructure providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks) or the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

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

In fiscal 2015, 2014, and 2013, respectively, we derived approximately 38%, 33%, and 16% of our total revenue from customers located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. Sales to our customers in foreign countries have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales in that country. We are also exposed to movements in foreign currency exchange rates since the operating expenses we incur for our operations and personnel outside the United States are denominated in local currencies. We have research and development personnel in India and the United Kingdom, engage contractors in various international locations, and have testing and support personnel in the United States, India and the United Kingdom, and we may expand our offshore development efforts. In addition, we have sales and support personnel in numerous countries worldwide and expect to continue to substantially expand our overseas headcount. Our international operations subject us to a variety of additional risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with numerous international locations;

•	reduced demand for technology products outside the United States;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	demanding data protection standards in certain jurisdictions that can interrupt or delay the transfer and processing of personal data;

•	tariffs and trade barriers, import requirements, export control and trade sanctions regulations and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	heightened exposure to political instability, war and terrorism;

•	added legal compliance obligations and complexity;

•	reduced protection for intellectual property rights in some countries;

•	multiple conflicting tax laws and regulations;

•	lack of familiarity and burdens of complying with foreign laws, accounting and legal standards, regulatory requirements, tariffs, and other barriers;

•	compliance with laws and regulations applicable to domestic and international operations, including the United States Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the United Kingdom Bribery Act of 2010 (“Bribery Act”), privacy and data protection laws and regulations, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;

•	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;

•	difficulties in adapting to differing technology standards;

•	the need to localize our products for international end customers and our lack of experience in connection with the localization of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	increased financial accounting and reporting burdens and complexities; and

•	complexities and increased costs in retaining and terminating employees in some countries.

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

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and manage effectively these and other risks associated with our international operations. In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, we cannot assure you that all of our employees, contractors, channel partners and agents will comply with the FCPA and Bribery Act.

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

Our platform is designed to be operated in a “self-service” manner by our customers who subscribe to our cloud-based solution. In addition, our platform may be deployed in large scale, complex technology environments of our customers. Our customers and channel partners require training and experience in the proper use of and the variety of benefits that can be derived from our platform to maximize its potential. If our customers do not have sufficient or adequate resources to timely launch projects using our software, or they are unable to operate our software properly, customer perceptions of our platform may be impaired, our reputation and brand may suffer, and customers may choose not to increase their use of our software or to discontinue its use. If our software is not implemented or used correctly or as intended, inadequate performance or security vulnerabilities may result. Because our customers rely on our software to manage a wide range of operations, the incorrect implementation or use of our software, our failure to train customers on how to productively use our software may result in customer dissatisfaction, negative publicity and adversely affect our reputation and brand. Failure by us to provide these training and implementation services to our customers would result in lost opportunities for follow-on sales to these customers and adoption of our platform by new customers, and adversely affect our business and growth prospects.

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

Subscriptions for our cloud-based solution typically provide our customers with service level commitments on a monthly basis. If we are unable to meet the stated service level commitments to our customers, as has happened from time to time, or suffer extended periods of unavailability of our cloud-based solution, we may be contractually obligated to provide these customers with service credits, refunds for prepaid amounts related to unused subscription services, and could face contract terminations. As a result, our revenue, other operating results and financial condition could be adversely affected if we suffer unscheduled downtime that exceeds the service level commitments under our agreements with our customers, and any extended service outages could adversely affect our business and reputation.

Our reliance on Software-as-a-Service technologies from third parties may adversely affect our business and operating results.

We rely heavily on hosted Software-as-a-Service technologies from third parties in order to operate critical functions of our business, including enterprise resource planning services from NetSuite and customer relationship management services from salesforce.com. If these services become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, our expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our software and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property could impair our business.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of July 31, 2015, we have only been issued nine U.S. patents and have been issued no foreign patents. There can be no assurance that additional patents will be issued or that any patents that have been issued or that may be issued in the future will provide significant protection for our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business might be harmed. There is no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when to file patents and when to maintain trade secrets, will be adequate to protect our business. We could be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of us or others or defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of significant resources, the narrowing or invalidation of portions of our intellectual property and have an adverse effect on our business, results of operations and financial condition. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant’s own intellectual property. These steps may be inadequate to protect our intellectual property. Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.

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

In recent years, there has been significant litigation involving patents and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims. We do not have a significant patent portfolio, which could prevent us from deterring patent infringement claims, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our solutions infringe its rights, the litigation could be expensive and could divert our management resources.

Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease selling or using solutions that incorporate the intellectual property that we allegedly infringe;

•	terminate customer agreements and issue refunds to customers;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology;

•	redesign the allegedly infringing solutions to avoid infringement, which could be costly, time-consuming or impossible.

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

Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding and other taxes (including withholding and indirect taxes on software licenses and related intercompany transactions) under the tax laws of certain jurisdictions in which we have business operations. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service, or IRS, and other tax authorities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes against us. The ultimate outcome of these audits cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of audits, we may be required to record charges to operations that could have a material impact on the results of operations, financial position or cash flows.

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

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of July 31, 2015 and July 31, 2014, we had goodwill and intangible assets with a net book value of $17.9 million and $18.8 million, respectively, related to our acquisition of InsightsOne Systems, Inc. (“InsightsOne”). An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Our sales contracts are denominated in U.S. dollars, and therefore substantially all of our revenue are not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our software to our customers located outside of the United States, which could adversely affect our business, results of operations, financial condition and cash flows. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported operating results. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk, may not eliminate our exposure to foreign exchange fluctuations.

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

We and our customers that use our solutions may be subject to privacy- and data protection-related laws and regulations that impose obligations in connection with the collection, processing and use of personal data, financial data, health data or other similar data. Existing U.S. federal and various state and foreign privacy- and data protection-related laws and regulations are evolving and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current or enact new laws and regulations regarding privacy- and data protection-related matters. We believe additional regulation is likely in the area of data privacy, and changing laws, regulations and standards applying to the collection, processing or use of personal or consumer information could affect our customers’ obligations and our facilitation of those obligations. New laws, amendments to or re-interpretations of existing laws and regulations, rules of self-regulatory bodies, industry standards and contractual obligations may impact our business and practices, and we may be required to expend significant resources to adapt to these changes. These developments could harm our business, financial condition and results of operations.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information of individuals. The U.S. Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data, and to the security measures applied to such data. Similarly, many foreign countries and governmental bodies, including the EU member states, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents or by businesses operating within their jurisdiction, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personally identifiable information that identifies or may be used to identify an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. Further, as we undertake efforts to have our platform comply with applicable laws and regulations, these and other obligations may be modified, they may be interpreted and applied in an inconsistent manner from one jurisdiction to another, and they may conflict with one another, other regulatory requirements or our internal practices. We also may be bound by contractual obligations relating to our collection, use and disclosure of personal, financial and other data.

As part of our efforts as a global business to comply with the obligations related to personal data under EU member state laws, we have self-certified under—and are subject to—the U.S. Department of Commerce U.S.-EU Safe Harbor Framework and U.S.-Swiss Safe Harbor Framework. The Safe Harbor Frameworks are intended for organizations operating within the EU and Switzerland that transfer personal data, as the term is used in the context of the EU Data Protection Directive, to the United States and require U.S.-based companies that have certified with the Department of Commerce as part of the Safe Harbor Frameworks to provide assurance that they are adhering to relevant European standards for data protection. As we expand into new verticals and regions, we will need to comply with these and any new or changed requirements. Self-certification under the Safe Harbor Frameworks subjects us to oversight by the U.S. Federal Trade Commission, and potential non-compliance could result in an investigation and enforcement action brought by the Federal Trade Commission. Additionally, non-compliance could cause us to be in violation of applicable laws and regulations of the EU and its member states, which could result in investigations by relevant authorities of the EU and its member states, as well as fines and other penalties. Responding to an investigation or enforcement action could divert management’s attention and resources, cause us to incur investigation, compliance and defense costs and other professional fees, and adversely affect our business, results of operations, financial condition and cash flows. Recently, the current U.S.-EU safe harbor has been invalidated, and we are reviewing our business practices to comply with, and help our customers comply with, the laws and regulations of the EU and its member states in regards to personal data.

We facilitate our customers’ compliance with a number of diverse data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. For example, with respect to portions of our platform we maintain compliance with the requirements set forth in the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, including the final omnibus rule published on January 25, 2013. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as persons or organizations that create, receive, maintain or transmit protected health information (“PHI”), for or on behalf of a HIPAA-covered entity for a function or activity regulated by HIPAA. Because certain customers that are HIPAA-covered entities receive and transmit PHI through our platform, we may be considered a business associate with respect to these customers and therefore subject to the HIPAA requirements applicable to business associates. In addition, state laws govern the privacy and security of personal information and health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Noncompliance with applicable HIPAA and related state law requirements could result in significant civil and criminal penalties, which could adversely impact our business, financial condition and cash flows as well as our reputation.

Similarly, because a number of our clients interface with payment card systems through our platform, including those for the processing of debit or credit cards, we maintain Payment Card Industry Data Security Standard (“PCI DSS”) compliance with respect to portions of our platform as part of our information security program. If we are unable to comply with PCI DSS, whether due to changes in the PCI DSS standard or for another reason, we might incur significant liability and may suffer an adverse effect to our reputation.

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

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from FASB and the SEC have focused on the integrity of financial reporting. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, FASB issued a new accounting guidance on revenue recognition, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which becomes effective for us beginning August 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method.

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

The trading prices of the securities of technology companies have been and may continue to be highly volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $17.00 per share, the reported high and low sales prices of our common stock have ranged from $5.14 to $20.50 through September 30, 2015. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of July 31, 2015, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, currently beneficially own, in the aggregate 51.2% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of July 31, 2015, we had 29,386,481 shares of our common stock outstanding. This includes 5,115,000 shares sold in our initial public offering, which are freely tradable and may be resold in the public market immediately. The remaining 24,271,481 shares are currently restricted as a result of market stand-off agreements, and, certain of these shares are also subject to lock-up agreements.

As of July 31, 2015, the holders of an aggregate of 19,818,172 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Substantially all of these shares are subject to lock-up agreements restricting their sale for 180 days after the date of our initial public offering. Morgan Stanley & Co. LLC may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to the 180-day contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

We rely on judgments, assumptions and estimates, as well as data collected from our data management system, to calculate certain of our metrics, and real or perceived inaccuracies in such metrics may harm our reputation and cause our stock price to decline.

Certain of our metrics, including our number of enterprise developers, are calculated and estimated using data from data systems other than our financial accounting system. While these numbers are based on what we believe to be reasonable calculations and estimates for the applicable period of measurement, there are inherent challenges in measuring these metrics because of the judgments and assumptions such measurements require our management team to make. If these judgments or assumptions are made incorrectly, the resulting calculation or estimation of the applicable metric will likely be inaccurate. Further, the judgments and assumptions made by our management team to calculate or estimate a metric may change from time to time, as additional information is taken into account subsequent to the initial calculation or estimate, and such changes by themselves may significantly impact such metric in future periods and may cause us to revise the calculations or estimations of such metric for historical periods.

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

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the accounting provisions of the FCPA, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

We are required, pursuant to Section 404 of the Sarbanes–Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 41,000 square feet of space for our corporate headquarters in San Jose, California under a lease agreement expiring in June 2019. We lease regional offices for sales, support and product development in Atlanta, Georgia and Detroit, Michigan and various international locations, including India, Dubai and the United Kingdom. While we believe our facilities are sufficient and suitable for the operations of our business today, we are closely monitoring the need to add new facilities and expanding our existing facilities as we add employees and expand into additional markets.

Item 3. Legal Proceedings

From time to time we are a party to various litigation matters and subject to claims that arise in the ordinary course of business including, for example, patent infringement lawsuits by non-practicing entities. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We currently believe that these ordinary course matters will not have a material adverse effect on our future financial results of operations; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock began trading on the NASDAQ Global Select Market under the symbol “APIC” on April 24, 2015. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

	High	Low
Fiscal Year Ended July 31, 2015
Third Quarter (beginning April 24, 2015)	$20.50	$13.78
Fourth Quarter	$16.94	$7.75

Holders of Record

As of July 31, 2015, there were 458 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

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

Unregistered Sales of Equity Securities

From August 1, 2014 through July 31, 2015, we granted to our directors, employees, consultants and other service providers options to purchase an aggregate of 1,140,644 shares of common stock under our 2005 Stock Incentive Plan, or the 2005 Plan, at exercise prices ranging from $10.41 - $17.56 per share and restricted stock unit awards for an aggregate of 13,157 shares of our common stock with a grant date fair value of $17.56 per share.

From August 1, 2014 through July 31, 2015, we issued and sold to our directors, employees and consultants an aggregate of 465,385 shares of common stock upon the exercise of options under the 2005 Plan at exercise prices ranging from $0.23 to $9.12 per share, for an aggregate amount of approximately $0.4 million.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of (i) Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) as transactions not involving a public offering or (ii) Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates or book-entry positions representing the shares issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

On April 30, 2015, in connection with the completion of our initial public offering, all of our then-outstanding shares of convertible preferred stock were automatically converted into 19,818,172 shares of common stock after giving effect to an anti-dilution adjustment relating to our then-outstanding Series H convertible preferred stock. In issuing such shares, we relied upon the exemptions provided by on Section 3(a)(9) and Section 4(a)(2) of the Securities Act, as applicable. We received no additional consideration for such automatic conversions.

None of the foregoing transactions with respect to the acquisitions involved any underwriters, underwriting discounts or commissions, or any public offering.

Use of Proceeds from Registered Securities

On April 29, 2015, we completed our initial public offering of 5,115,000 shares of our common stock at the price of $17.00 per share. The offer and sale of all of the shares were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-202885), which was declared effective by the SEC on April 23, 2015. Morgan Stanley & Co., LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Pacific Crest Securities, JMP Securities LLC and Nomura Securities International, Inc. acted as the underwriters. The total gross proceeds from the offering to us were $87.0 million. After deducting underwriting discounts and commissions of $6.1 million and offering expenses payable by us of $4.0 million, we received approximately $76.9 million.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 24, 2015 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in short-term, investment-grade, interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” nor to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Apigee Corporation under the Securities Act.

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on April 24, 2015, the date our common stock began trading on the NASDAQ Global Select Market, and its relative performance is tracked through July 31, 2015. The returns shown are based on historical results and are not intended to suggest future performance.

	Base Period 4/24/15	4/30/15	5/29/15	6/30/15	7/31/15
Apigee Corporation	$100.00	$86.65	$84.13	$59.46	$48.20
S&P 500 Index	$100.00	$98.48	$99.51	$97.42	$99.35
Russell 2000 Index	$100.00	$96.26	$98.34	$98.93	$97.72

Equity Compensation Plan Information

See Part III, Item 12 of this Annual Report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

The following selected consolidated financial and other data should be read together with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected consolidated financial and other data in this section is not intended to replace our consolidated financial statements and the related notes. We derived the selected consolidated statements of operations data for fiscal 2015, fiscal 2014 and fiscal 2013 and the consolidated balance sheet data as of July 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this report. Our historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year Ended July 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue
License	$20,757	$11,411	$13,917
Subscription and support	30,865	20,237	15,243
Professional services and other	16,985	21,054	13,992

Total revenue	68,607	52,702	43,152
Cost of revenue
License	514	366	108
Subscription and support(1)	11,062	11,911	9,286
Professional services and other(1)	13,415	15,431	12,435

Total cost of revenue	24,991	27,708	21,829

Gross profit	43,616	24,994	21,323
Operating expenses
Research and development(1)	30,387	22,273	16,848
Sales and marketing(1)	49,250	47,029	23,812
General and administrative(1)	13,453	14,415	5,885

Total operating expenses	93,090	83,717	46,545

Loss from operations	(49,474)	(58,723)	(25,222)
Other expense, net	(452)	(1,678)	(376)

Loss before income taxes	(49,926)	(60,401)	(25,598)
Provision for income taxes	427	392	273

Net loss and comprehensive loss	$(50,353)	$(60,793)	$(25,871)

Net loss per share(2):
Basic and diluted	$(4.73)	$(17.81)	$(10.59)

Weighted-average shares outstanding used in calculating net loss per share(1):
Basic and diluted	10,651	3,413	2,444

(1)	Includes stock-based compensation expense as follows:

	Fiscal Year Ended July 31,
	2015	2014	2013
	(in thousands)
Cost of subscription and support revenue	$44	$24	$21
Cost of professional services and other revenue	223	133	65
Research and development	1,195	490	114
Sales and marketing	777	1,090	138
General and administrative	1,212	989	70

Total stock-based compensation expense	$3,451	$2,726	$408

(2)	See Note 13 to our consolidated financial statements appearing elsewhere in this report for an explanation of our basic and diluted net loss per share.

	July 31,
	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$89,562	$51,759	$44,243
Working capital	67,281	36,317	31,051
Total assets	138,706	95,622	56,550
Deferred revenue, current and long-term	40,802	28,190	17,124
Term debt, current and long-term	3,866	5,243	3,681
Additional paid-in capital	276,099	195,221	112,279
Total stockholders’ equity	79,904	49,522	27,336

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements” above.

Overview

Unprecedented growth in mobile technologies, big data, cloud services and the connected devices that comprise the IoT has changed consumer behavior, disrupted or transformed the dynamics of business, and eroded the divide between the physical and digital worlds. To fully embrace the digital world, businesses must provide customer experiences on a variety of devices and channels, respond quickly to fast-changing customer expectations and market conditions, drive revenue through new business models, and create or participate in digital ecosystems. A digital business creates value by unlocking its data and services to better serve customers in a real-time, anywhere-anytime fashion and uses data to continually improve the customer experience and drive additional revenue.

We believe that APIs are a critical enabling technology for the shifts in mobile, cloud computing, big data and the IoT and that APIs are a foundational technology on which digital business operates. APIs are programmed instructions that allow any app (for example, a customer-care app on a mobile phone) to consume data in back-end systems. We believe that a new and expansive market opportunity exists to help enterprises adopt digital strategies and navigate the digitally driven economy. We believe that in order to build, manage and extract valuable insights from APIs and data needed for digital business, nearly all businesses will require a new layer within their core application software stack to achieve this.

We provide an innovative software platform that serves as a connection layer between our customers’ core IT systems and data, and the applications with which their customers, partners, and employees engage with their business. Our web scale and flexible platform processes billions of API calls per week and allows businesses to secure, manage, scale and analyze API traffic, and to design and deploy both APIs and a systematic API strategy. Our cloud service provides up to 99.99% availability and uptime, and a multi-region API delivery network enabling low latency worldwide. We have designed a comprehensive security solution to enable security at all points of engagement, from users, apps, developers, the API team, the APIs themselves to the back-end systems. We enable organizations to control access to APIs and services, and to protect customers and the business from threats, backend system overload, service issues and sensitive data exposure. Our platform provides end-to-end visibility across the digital value chain with unified operational and business metrics and application monitoring. Furthermore, our platform enables a business to provide a developer community experience that accelerates API adoption, simplifies learning, enables monetization and increases the business value of APIs.

Our customers include many leading businesses: 23 of the Fortune 100, six of the top 10 Global 2000 retail brands and five of the top 10 global telecommunications companies as of July 31, 2015. Our solution has been sold to customers in over 30 countries around the world. Our current focus is on acquiring new customers and increasing revenue from our existing customers as they realize the value of our platform and expand the use of our software through additional use cases and broader deployment within their organizations. We are also focused on increasing adoption of our platform through Apigee Edge Free.

We generate our revenue primarily from licenses of and subscriptions for our Apigee Edge products and from professional services. We also generate revenue from licenses of and subscriptions to our Apigee Insights product, although such revenue has been immaterial to date. We also offer a free trial version of Apigee Edge to the developer community as Apigee Edge Free. We provide our customers the flexibility to deploy our software as a cloud service or on-premises. For those customers that deploy our products as a cloud service, we license our software on a subscription basis. For those customers that deploy our products on premises, we offer two pricing options: a time-based subscription or a perpetual license. We recognize revenue from subscription fees ratably over the service period, and have been increasing the proportion of our revenue mix that we derive from subscriptions. We therefore believe that gross billings, which takes into consideration deferred revenue resulting from subscriptions, provide valuable insight into the performance of our business. We expect professional services and other revenue to account for a decreasing percentage of our total revenue over the long term as we continue to increase our subscriptions and as our customers increase their use of professional services provided by our channel partners and other third parties. However, we expect to continue to provide professional services as an important part of our solution to our customers because digital infrastructure transformation frequently involves core business strategy.

From fiscal 2004 to fiscal 2007, our activities were focused on research and development that resulted in the first commercial release of our software in fiscal 2007 – our Apigee Edge on-premises platform. In fiscal 2009, we extended Apigee Edge solution to a cloud offering to enable deployment flexibility for our customers. In fiscal 2012, we further extended our platform with the release of our first predictive analytics solution, Apigee Insights. In December 2013, we acquired InsightsOne, to further advance predictive analytics as part of our platform strategy and to bolster our developer adoption strategy. In fiscal 2013, we expanded our network of channel partners by entering into a master alliance agreement with Accenture, under which either we co-sell or they resell our solutions as part of larger installations. In fiscal 2014, we announced an OEM and reseller partnership with SAP under which SAP will deliver a comprehensive API management application build on our Apigee Edge product on SAP’s Hana Cloud to SAP’s cloud customers, and sell our Apigee Edge product on a standalone basis to its on-premises customers.

We sell our products through direct field sales, direct inside sales and indirect channel sales. We utilize a wide range of online and offline marketing activities to drive brand awareness, thought leadership, developer trials and lead volume. Our software sales pricing is based on the customer’s usage. Our on-premises term and perpetual license sales are based on the number of computer server cores, while our cloud-based services sales are based on API traffic. Many of our customers initially use our product as a free trial by visiting our website, creating an account and testing the free cloud version of our platform. In addition, we offer open source solutions that introduce developers to the key technical concepts and technologies of APIs and mobile app development, and that allow their APIs and applications to be migrated or deployed to our paid products. After signing up, developers are able to experience the power of our platform and learn how to interact with our solutions, enabling them to understand the benefits of our paid products. We use the trial program as a source of lead volume for our direct sales team.

We have experienced rapid growth in recent periods. Our gross billings were $81.2 million, $63.8 million, and $43.1 million in fiscal 2015, 2014, and 2013, respectively, representing growth rates of 27% from fiscal 2014 to fiscal 2015 and 48% from fiscal 2013 to fiscal 2014. Our total revenue was $68.6 million, $52.7 million, and $43.2 million in fiscal 2015, 2014, and 2013, respectively, representing growth rates of 30% from fiscal 2014 to fiscal 2015 and 22% from fiscal 2013 to fiscal 2014. For fiscal 2015, 2014, and 2013, respectively, AT&T accounted for 5%, 15%, and 36% of our total revenue. No other customer accounted for more than 10% of our total revenue in fiscal 2014 or 2013, and no customer accounted for more than 10% of our total revenue in fiscal 2015. Excluding our revenue from AT&T, our total revenue was $65.2 million, $45.0 million, and $27.5 million in fiscal 2015, 2014, and 2013, respectively, representing growth rates of 45% from fiscal 2014 to fiscal 2015 and 64% from fiscal 2013 to fiscal 2014. Our revenue derived from sales to customers located outside the United States was approximately 38%, 33%, and 16% in fiscal 2015, 2014, and 2013, respectively. We expect that sales to customers located outside the United States will continue to comprise a significant portion of our total revenue for the foreseeable future.

We have made substantial investments in developing and improving our platform and solutions, in expanding our sales and marketing capabilities and geographic coverage, and in providing general and administrative resources to support our growth. As a result, we have incurred net losses of $50.4 million, $60.8 million, and $25.9 million in fiscal 2015, 2014, and 2013, respectively. We had an accumulated deficit of $196.2 million and $145.9 million as of July 31, 2015 and July 31, 2014, respectively, and we expect to continue to incur net losses for the foreseeable future. We expect that continued investments will drive further growth in our gross billings and total revenue. While increases in our gross billings and total revenue may trail the increases in our operating expenses in the near term, we expect to realize operating leverage in our business model over the long term.

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

Investment in Our API and Predictive Analytics Solutions

We have invested, and intend to continue to invest, in expanding the breadth and depth of our platform to enable organizations to deploy robust APIs, big data, and predictive analytics solutions. We intend to continue to invest in research and development to enhance the application development and technology capabilities of our platform. We had four significant product releases or enhancements in calendar 2014. We typically provide our customers with updates to our solution twice a month in the cloud and on premises.

Ability to Grow Our Worldwide Sales Capacity

We have invested, and intend to continue to invest, in expanding our sales capacity and improving our sales operations to drive additional revenue and support the growth of our global customer base. We sell our platform through direct field sales, direct inside sales and indirect channel sales. Our sales to date have been primarily through our direct field sales force, which grew over 250% from July 31, 2012 to July 31, 2015. We are continuing to develop and expand a partner community to supplement our sales and support operations through system integrators, OEM partners, resellers and other partners to further influence customer decision making and drive adoption of our solutions. Our partners may also co-sell with our direct field sales organization. Our channel partners provide us with additional sales leverage by sourcing new prospects, providing professional services and technical support to existing customers and upselling additional use cases. These channel partners expand our geographic sales reach worldwide, particularly in key international markets in EMEA and APAC. All of these factors will influence timing and overall levels of sales capacity, impacting the rate at which we will be able to acquire customers to drive revenue growth. In fiscal 2015, we derived very limited revenue through our channel partners.

Expansion and Upsell Within Our Existing Customer Base

After the initial sale to and successful deployment by a new customer, we focus on expanding our relationship with the customer to sell additional software licenses and add-on features of our current platform. Historically, we have often realized sales of additional software licenses and add-on features on prior versions of our Apigee Edge platform as well. However, upon the introduction of our current platform in August 2012, there was no easy migration path for transitioning existing customers to the current Apigee Edge platform. Accordingly, we believe our upsell opportunities with customers who initially licensed our prior platforms to be limited. We expect our opportunity to expand our customer relationships through additional sales to increase as we add new customers, broaden our product portfolio to meet additional mobile IT requirements, increase the benefits provided to both users and the enterprise and enhance platform functionality. Additional sales over the lifecycle of a customer relationship can significantly increase the return on our sales and marketing investments. Accordingly, our financial performance will depend in part on the degree to which our expansion and upsell sales strategy is successful.

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

Certain Key Non-GAAP Financial Metrics

To supplement our financial results presented on a GAAP basis, we provide readers of this annual report with certain non-GAAP financial measures, including gross billings, non-GAAP gross profit, non-GAAP gross margin, and non-GAAP operating loss.

There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by other companies, and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge readers of this annual report to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

Gross Billings. We define gross billings as our total revenue plus the change in our deferred revenue in a period. Gross billings in any period consists of sales to new customers plus renewals by and additional sales to existing customers. Our management uses gross billings as a performance measure because we generally bill our customers at the time of sale of our solutions and recognize revenue either upon delivery or ratably over subsequent periods, and a portion of our revenue may be recognized over a period of more than 12 months. We believe that gross billings provides valuable insight into the sales of our solutions and the performance of our business.

Non-GAAP Gross Profit and Gross Margin. We define non-GAAP gross profit as our total revenue less our total cost of revenue, adjusted to exclude stock-based compensation associated with equity awards granted to subscription, support, and professional services personnel and amortization of acquired intangible assets. We define non-GAAP gross margin as our non-GAAP gross profit as a percentage of our total revenue. Non-GAAP gross profit and gross margin are key measures used by our management to understand and evaluate our operating performance and trends. In particular, non-GAAP gross profit and gross margin exclude certain non-cash expenses and can provide useful measures for period-to-period comparisons of our business.

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

The following table summarizes certain of our key non-GAAP financial metrics:

	Fiscal Year Ended July 31,
	2015	2014	2013
	(dollar amounts in thousands)
Gross billings	$81,219	$63,768	$43,136
Non-GAAP gross profit	$44,791	$25,763	$21,409
Non-GAAP gross margin	65.3%	48.9%	49.6%
Non-GAAP operating loss	$(44,881)	$(55,117)	$(24,638)

The following table reflects the reconciliation of the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above:

	Fiscal Year Ended July 31,
	2015	2014	2013
	(in thousands)
Gross billings:
Total revenue	$68,607	$52,702	$43,152
Total deferred revenue, end of period	40,802	28,190	17,124
Less: Total deferred revenue, beginning of period	(28,190)	(17,124)	(17,140)

Total change in deferred revenue	12,612	11,066	(16)

Gross billings	$81,219	$63,768	$43,136

Non-GAAP gross profit:
Gross profit	$43,616	$24,994	$21,323
Add: Stock-based compensation expense	267	157	86
Add: Amortization of intangible assets	908	612	—

Non-GAAP gross profit	$44,791	$25,763	$21,409

Non-GAAP gross margin:
Gross margin	63.6%	47.4%	49.4%
Add: Stock-based compensation expense	0.4	0.3	0.2
Add: Amortization of intangible assets	1.3	1.2	—

Non-GAAP gross margin	65.3%	48.9%	49.6%

Non-GAAP operating loss:
Operating loss	$(49,474)	$(58,723)	$(25,222)
Add: Stock-based compensation expense	3,451	2,726	408
Add: Amortization of intangible assets	1,142	880	176

Non-GAAP operating loss	$(44,881)	$(55,117)	$(24,638)

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

Subscription Revenue. We generate subscription revenue primarily from fees paid by the customer accessing our cloud-based solution. We typically recognize subscription revenue ratably over the term of the arrangement after all other revenue recognition criteria are met.

Support Revenue. We generate revenue from maintenance and support agreements with customers for on-premises licenses, which represented 13%, 10%, and 9% of our total revenue for each of fiscal 2015, 2014, and 2013, respectively. Going forward, we expect our maintenance and support revenue to remain flat or to account for a decreasing percentage of our total revenue over the long term. We typically recognize support revenue ratably over the term of the arrangement after all other revenue recognition criteria are met.

Professional Services and Other Revenue. Professional services and other revenue consists of fees recognized from consulting and training services. We recognize revenue from consulting and training services as the services are performed. We recognize revenue from time and material arrangements as the services are rendered based on inputs to the project, such as billable hours incurred, after all other revenue recognition criteria are met. For fixed-fee professional service arrangements, we recognize revenue under the proportional performance method of accounting and estimate the proportional performance on a monthly basis, utilizing hours incurred to date as a percentage of the total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, we recognize revenue upon completion of the arrangement.

Our professional services and other revenue represented 25% of our total revenue for fiscal 2015. Historically, we experienced growth in our professional services and other revenue primarily due to the deployment of our software with some customers that have large, highly complex IT environments. However, in fiscal 2016 and going forward, we expect our professional services and other revenue to account for a decreasing percentage of our total revenue over the long term as our customers increase their use of professional services provided by our channel partners and other third parties. We have started to refer professional services opportunities to our partners and have started to field requests from customers to use their current third-party service providers for professional services engagements.

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

Gross Profit and Gross Margin

Gross profit, or total revenue less total cost of revenue, and gross margin, or gross profit as a percentage of total revenue, has been and will continue to be affected by various factors, including the mix among our license, subscription and professional services and other revenue, the costs associated with third-party hosting facilities and the extent to which we expand our customer support and professional services organizations. Our gross margins are highest on our license revenue, followed by gross margins on our subscription and support revenue, and finally gross margins on professional services and other revenue.

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

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs and allocated overhead for our sales, marketing and business development personnel, commissions earned by our sales personnel, and the cost of marketing and business development programs. We intend to continue to make significant investments in sales and marketing to drive additional revenue and grow our global customer base. As a result, we expect our sales and marketing expenses to increase in absolute dollar amounts and to continue to be our largest operating expenses category as we grow our global customer base and expand our geographic coverage.

General and Administrative. General and administrative expenses primarily consist of personnel costs and allocated overhead for our executive and administrative personnel, legal, accounting and other professional services fees, and other corporate expenses. We have recently incurred, and expect to continue to incur, additional general and administrative expenses to support the growth of our operations and to operate as a public company. As a result, we expect our general and administrative expenses to increase in absolute dollar amounts for the foreseeable future.

Other Expense, Net

Other expense, net consists primarily of the changes in the fair value of common stock warrants, foreign currency exchange gains or losses, interest expense on outstanding debt and interest income earned on our cash and cash equivalents balances.

Provision for Income Taxes

Provision for income taxes is based on the amount of taxable earnings and enacted federal, state and foreign tax rates and is adjusted for allowable credits and deductions. Our provision for income taxes currently consists mainly of foreign taxes.

Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for our U.S. deferred tax assets. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period. See Note 7 of our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for more information concerning our provision for income taxes.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results are not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year Ended July 31,
	2015	2014	2013
	(in thousands)
Consolidated Statement of Operations Data:
Revenue
License	$20,757	$11,411	$13,917
Subscription	21,715	14,738	11,255
Support	9,150	5,499	3,988
Professional services and other	16,985	21,054	13,992

Total revenue	68,607	52,702	43,152
Cost of revenue
License	514	366	108
Subscription and support(1)	11,062	11,911	9,286
Professional services and other(1)	13,415	15,431	12,435

Total cost of revenue	24,991	27,708	21,829

Gross profit	43,616	24,994	21,323
Operating expenses
Research and development(1)	30,387	22,273	16,848
Sales and marketing(1)	49,250	47,029	23,812
General and administrative(1)	13,453	14,415	5,885

Total operating expenses	93,090	83,717	46,545

Operating loss	(49,474)	(58,723)	(25,222)
Other expense, net	(452)	(1,678)	(376)

Loss before income taxes	(49,926)	(60,401)	(25,598)
Provision for income taxes	427	392	273

Net loss	$(50,353)	$(60,793)	$(25,871)

(1)	Includes stock-based compensation expense as follows:

	Fiscal Year Ended July 31,
	2015	2014	2013
	(in thousands)
Cost of subscription and support revenue	$44	$24	$21
Cost of professional services and other revenue	223	133	65
Research and development	1,195	490	114
Sales and marketing	777	1,090	138
General and administrative	1,212	989	70

Total stock-based compensation expense	$3,451	$2,726	$408

	Fiscal Year Ended July 31,
	2015	2014	2013
	(as a percentage of total revenue)
Consolidated Statement of Operations Data:
Revenue
License	30.3%	21.7%	32.3%
Subscription	31.7	28.0	26.1
Support	13.3	10.4	9.2
Professional services and other	24.7	39.9	32.4

Total revenue	100.0	100.0	100.0
Cost of revenue
License	0.7	0.7	0.3
Subscription and support	16.1	22.6	21.5
Professional services and other	19.6	29.3	28.8

Total cost of revenue	36.4	52.6	50.6

Gross profit	63.6	47.4	49.4
Operating expenses
Research and development	44.3	42.3	39.0
Sales and marketing	71.8	89.2	55.2
General and administrative	19.6	27.4	13.6

Total operating expenses	135.7	158.9	107.8

Operating loss	(72.1)	(111.5)	(58.4)
Other expense, net	(0.7)	(3.2)	(0.9)

Loss before income taxes	(72.8)	(114.7)	(59.3)
Provision for income taxes	0.6	0.7	0.6

Net loss	(73.4)%	(115.4)%	(59.9)%

Fiscal 2015, 2014 and 2013

Revenue

	Fiscal Year Ended July 31,			2015 to 2014 % Change	2014 to 2013 % Change
	2015	2014	2013
	(dollar amounts in thousands)
Revenue
License	$20,757	$11,411	$13,917	81.9%	(18.0)%
Subscription	21,715	14,738	11,255	47.3%	30.9%
Support	9,150	5,499	3,988	66.4%	37.9%
Professional services and other	16,985	21,054	13,992	(19.3)%	50.5%

Total revenue	$68,607	$52,702	$43,152	30.2%	22.1%

Percentage of revenue
License	30.3%	21.7%	32.3%
Subscription	31.7%	28.0%	26.1%
Support	13.3%	10.4%	9.2%
Professional services and other	24.7%	39.9%	32.4%

Total	100.0%	100.0%	100.0%

Fiscal 2015 Compared to Fiscal 2014. Total revenue increased $15.9 million, or 30%, in fiscal 2015 compared to fiscal 2014, due to an increase in license revenue of $9.3 million, or 82%, an increase in subscription revenue of $7.0 million, or 47%, and an increase in support revenue of $3.7 million, or 66%, partially offset by a decrease in professional services and other revenue of $4.1 million, or 19%. The increase in license revenue in fiscal 2015 compared to fiscal 2014 was primarily due to the growth in on-premise deployments that resulted in an increase in perpetual licenses. The increase in subscription revenue in fiscal 2015 compared to fiscal 2014 was driven primarily by growth in the number of customers adopting our cloud-based solution. The increase in support revenue in fiscal 2015 compared to fiscal 2014 was primarily a result of on-premises software licenses that increased our cumulative installed base of customers that pay recurring software support fees. The decrease in professional services and other revenue was primarily due to a decrease in AT&T revenue recognized in fiscal 2015 as compared to fiscal 2014 of $4.0 million. AT&T accounted for 13% of our professional services and other revenue in fiscal 2015 compared to 30% in fiscal 2014. Excluding AT&T, our professional services and other revenue remained relatively flat from fiscal 2014 to fiscal 2015. In fiscal 2015, we also experienced an increase in the proportion of our total revenue that we derived from customers located outside the United States, rising from 33% in fiscal 2014 to 38% in fiscal 2015.

Fiscal 2014 Compared to Fiscal 2013. Total revenue increased $9.6 million, or 22%, in fiscal 2014 compared to fiscal 2013, primarily due to an increase in subscription revenue of $3.5 million, or 31%, as well as an increase in support revenue of $1.5 million, or 38%, and growth in professional services and other revenue of $7.1 million, or 51%. The increase in subscription revenue in fiscal 2014 compared to fiscal 2013 was driven primarily by growth in the number of customers adopting our cloud-based solution. The increase in support revenue in fiscal 2014 compared to fiscal 2013 was primarily a result of on-premises software licenses that increased our cumulative installed base of customers that pay for recurring software support fees. The increase in professional services and other revenue was primarily due to an increase in sales of consulting services reflecting the overall growth in our business. The decline in license revenue of $2.5 million, or 18%, in fiscal 2014 compared to fiscal 2013, was due to $8.0 million of license revenue we recognized from AT&T in fiscal 2013, which was not ongoing in fiscal 2014 and which we considered to be abnormally large given our operating results at the time. AT&T accounted for 36% of our total revenue, 54% of our license revenue, 10% of our subscription and support revenue and 47% of our professional services and other revenue in fiscal 2013 compared to 15% of our total revenue, 7% of our subscription and support revenue and 30% of our professional services and other revenue in fiscal 2014. No other customer accounted for more than 10% of our total revenue in fiscal 2013 or 2014. Excluding revenue from AT&T, our total revenue increased $17.5 million, or 64%, in fiscal 2014 compared to fiscal 2013. Excluding our license revenue from AT&T, our license revenue increased $5.0 million, or 78%, in fiscal 2014 compared to fiscal 2013, driven by growth in our on-premises deployments. Excluding our support revenue from AT&T, our support revenue increased $1.6 million, or 68%, in fiscal 2014 compared to fiscal 2013. Excluding our professional services and other revenue from AT&T, our professional services and other revenue increased $7.4 million, or 100%, in fiscal 2014 compared to fiscal 2013. In fiscal 2014, we also experienced an increase in the proportion of our total revenue that we derive from customers located outside the United States, rising from 16% in fiscal 2013 to 33% in fiscal 2014.

Cost of Revenue and Gross Margin

	Fiscal Year Ended July 31,			2015 to 2014 % Change	2014 to 2013 % Change
	2015	2014	2013
	(dollar amounts in thousands)
Cost of revenue
License	$514	$366	$108	40.4%	238.9%
Subscription and support	11,062	11,911	9,286	(7.1)%	28.3%
Professional services and other	13,415	15,431	12,435	(13.1)%	24.1%

Total cost of revenue	$24,991	$27,708	$21,829	(9.8)%	26.9%

Gross margin
License	97.5%	96.8%	99.2%
Subscription and support	64.2%	41.1%	39.1%
Professional services and other	21.0%	26.7%	11.1%

Total gross margin	63.6%	47.4%	49.4%

Fiscal 2015 Compared to Fiscal 2014. Total cost of revenue decreased by $2.7 million, or 10%, in fiscal 2015 compared to fiscal 2014, primarily due to a decrease in cost of professional services and other revenue of $2.0 million, or 13%, and a decrease in cost of subscription and support revenue of $0.8 million, or 7%. The decrease in cost of professional services and other revenue was driven by reduced professional services revenues, primarily reflected in a $1.6 million decrease in third-party consulting fees and a $0.4 million decrease in salaries and benefits costs and stock-based compensation. The decrease in cost of subscription and support revenue primarily reflected a $1.1 million decrease in salaries and benefits costs and stock-based compensation, partially offset by an increase of $0.3 million related to third-party hosting and consulting costs.

Total gross margin increased in fiscal 2015 compared to fiscal 2014 due to a favorable shift in the revenue mix as a result of higher license and subscription and support revenues due to an increase in our customer base. More specifically, our license and subscription and support revenue accounted for 75% of our total revenue in fiscal 2015, compared to 60% of our total revenue in fiscal 2014. This increase in total gross margin also reflected increased efficiencies in our customer support organization and substantial completion of customer migration to our current digital platform, resulting in a significant increase in our subscription and support gross margin. This increase was partially offset by a decline in gross margin realized on our professional services and other revenue due to a decrease in AT&T professional services and other revenue we recognized from AT&T in fiscal 2015 as compared to fiscal 2014.

Fiscal 2014 Compared to Fiscal 2013. Total cost of revenue increased $5.9 million, or 27%, in fiscal 2014 compared to fiscal 2013, primarily due to an increase in cost of subscription and support revenue of $2.6 million, or 28%, and an increase in cost of professional services and other revenue of $3.0 million, or 24%. The increase in cost of subscription and support revenue primarily reflected $1.4 million in increased salaries and benefits costs and stock-based compensation due to increased headcount in our customer support organization to support our growing customer base and $0.7 million of third-party hosting costs as we increased our data center capacity to migrate customers to our current digital platform and to support our customer growth, $0.3 million related to the amortization of acquired intangible assets and $0.6 million related to facilities and other overhead costs partially offset by a decrease of $0.5 million in third-party consulting services. The increase in cost of professional services and other revenue primarily reflected $3.1 million in increased salaries and benefits costs and stock-based compensation due to increased headcount in our professional services organization to support our growing customer base and to support customers migrating to our current digital platform, $0.5 million related to facilities and other overhead costs, partially offset by a decrease of $0.9 million of deferred costs of revenue recognized in 2013 in accordance with our revenue recognition policy, that did not occur in 2014. Cost of license revenue was nominal in both periods.

Total gross margin decreased in fiscal 2014 compared to fiscal 2013 due to the impact of revenue mix between our license, subscription and support and professional services and other revenue. This decline in total gross margin reflected growth in the number of customers accessing our software in the cloud, which has lower gross margins and the costs associated with third-party hosting facilities. In addition, this decline also reflected lower gross margin realized on our professional services and other revenue as we continued to expand our customer support and professional services organizations to support our growing customer base.

Operating Expenses

	Fiscal Year Ended July 31,			2015 to 2014 % Change	2014 to 2013 % Change
	2015	2014	2013
	(dollar amounts in thousands)
Operating expenses
Research and development	$30,387	$22,273	$16,848	36.4%	32.2%
Sales and marketing	49,250	47,029	23,812	4.7%	97.5%
General and administrative	13,453	14,415	5,885	(6.7)%	144.9%

Total operating expenses	$93,090	$83,717	$46,545	11.2%	79.9%

Percentage of revenue
Research and development	44.3%	42.3%	39.0%
Sales and marketing	71.8%	89.2%	55.2%
General and administrative	19.6%	27.4%	13.6%

Total operating expenses	135.7%	158.9%	107.8%

Research and Development Expense

Fiscal 2015 Compared to Fiscal 2014. Research and development expense increased $8.1 million, or 36%, in fiscal 2015 compared to fiscal 2014, primarily due to a $7.5 million increase in salaries and benefits expense and stock-based compensation as we increased engineering headcount to support ongoing development and enhancement of our product offerings, as well as a $0.4 million increase in allocated overhead costs for facilities and IT, and a $0.2 million increase in engineering services and consulting costs.

Fiscal 2014 Compared to Fiscal 2013. Research and development expense increased $5.4 million, or 32%, in fiscal 2014 compared to fiscal 2013, primarily due to a $5.0 million increase in salaries and benefits expense and stock-based compensation as we increased engineering headcount to support ongoing development and enhancement of our product offerings and a $0.7 million increase in facility-related expenses. This increase was partially offset by a $0.3 million decrease in third-party consulting fees as a result of our shifting resources from contractors to full-time employees.

Sales and Marketing Expense

Fiscal 2015 Compared to Fiscal 2014. Sales and marketing expense increased $2.2 million, or 5%, in fiscal 2015 compared to fiscal 2014, primarily due to a $2.8 million increase in salaries and benefits expense related to merit increases, bonuses, commissions and stock-based compensation expense. The increased expenses in fiscal 2015 also reflected an increase in marketing related expenditures of $0.9 million as we expanded customer programs and lead generation activities. The increase in sales and marketing expense was partially offset by a $0.8 million decrease in costs for developer and lead generation program, a $0.3 million decrease in allocated overhead costs for facilities and IT due to a decrease in headcount, and a $0.3 million decrease in hiring and training expenses.

Fiscal 2014 Compared to Fiscal 2013. Sales and marketing expense increased $23.2 million, or 98%, in fiscal 2014 compared to fiscal 2013, primarily due to a $16.7 million increase in salaries and benefits expense and stock-based compensation as we increased headcount to expand our sales operations, as well as increased commissions reflecting our higher sales levels. The increased expenses in fiscal 2014 also reflected an increase in marketing related expenditures of $2.7 million as we expanded customer programs and lead generation activities, travel related expenses of $2.0 million due to increased headcount and allocated overhead costs for facilities and IT of $2.2 million, which were partially offset by a $0.4 million decrease in third-party consulting fees.

General and Administrative Expense

Fiscal 2015 Compared to Fiscal 2014. General and administrative expense decreased $1.0 million, or 7%, in fiscal 2015 compared to fiscal 2014, primarily due to a $1.4 million decrease in corporate charges, a $0.6 million decrease in professional services primarily related to legal activities, and a $0.3 million decrease in hiring and training expenses. These decreases were partially offset by a $1.0 million increase in salaries and benefits expense related to merit increases, bonuses and stock-based compensation expense, and a $0.3 million increase in facility-related expenses.

Fiscal 2014 Compared to Fiscal 2013. General and administrative expense increased $8.5 million, or 145%, in fiscal 2014 compared to fiscal 2013, primarily due to a $4.1 million increase in salaries and benefits and stock-based compensation as we increased general and administrative headcount, including our executive management team, to support our overall growth. The increased expenses in fiscal 2014 also reflected an increase of $3.8 million in third-party consulting and professional services fees related to audit, accounting and legal activities, and increases of $0.2 million in allocated overhead costs for facilities and IT.

Other Expense, Net

	Fiscal Year Ended July 31,			2015 to 2014 % Change	2014 to 2013 % Change
	2015	2014	2013
	(dollar amounts in thousands)
Other expense, net	$(452)	$(1,678)	$(376)	73.1%	(346.3)%
Percentage of revenue
Other expense, net	(0.7)%	(3.2)%	(0.9)%

Fiscal 2015 Compared to Fiscal 2014. Other expense, net decreased by $1.2 million primarily due to $1.6 million of expense associated with common stock warrants that were outstanding and revalued in fiscal 2014, but were no longer outstanding during fiscal 2015, partially offset by higher foreign exchange losses in fiscal 2015.

Fiscal 2014 Compared to Fiscal 2013. Other expense, net increased by $1.3 million primarily due to $1.6 million of expense associated with the revaluation of common stock warrants in fiscal 2014 as well as foreign exchange gains and losses.

Provision for Income Taxes

	Fiscal Year Ended July 31,			2015 to 2014 % Change	2014 to 2013 % Change
	2015	2014	2013
	(dollar amounts in thousands)
Provision for income taxes	$427	$392	$273	8.9%	43.6%
Percentage of revenue
Provision for income taxes	0.6%	0.7%	0.6%

In each of fiscal 2015, fiscal 2014 and fiscal 2013, we recorded income taxes that were principally attributable to foreign taxes.

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly statements of operations data for the eight fiscal quarters ended July 31, 2015, as well as the percentage that each line item represents of total revenue. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this annual report and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	July 31, 2015	April 30, 2015	Jan. 31, 2015	Oct. 31, 2014	July 31, 2014	April 30, 2014	Jan. 31, 2014	Oct. 31, 2013
	(in thousands)
Consolidated Statement of Operations Data:
Revenue
License	$5,538	$5,697	$5,106	$4,416	$4,106	$3,739	$2,878	$688
Subscription	6,353	5,368	5,447	4,547	3,984	3,644	3,901	3,209
Support	2,654	2,326	2,224	1,946	1,559	1,399	1,329	1,212
Professional services and other	4,157	3,899	4,231	4,698	5,248	5,606	5,075	5,125

Total revenue	18,702	17,290	17,008	15,607	14,897	14,388	13,183	10,234
Cost of revenue
License	128	129	128	129	136	142	73	15
Subscription and support(1)	2,887	2,808	2,929	2,438	2,231	2,255	3,725	3,700
Professional services and other(1)	3,268	3,103	3,324	3,720	3,986	3,598	4,054	3,793

Total cost of revenue	6,283	6,040	6,381	6,287	6,353	5,995	7,852	7,508

Gross profit	12,419	11,250	10,627	9,320	8,544	8,393	5,331	2,726
Operating expenses
Research and development(1)	8,435	7,567	7,062	7,323	6,892	6,229	4,821	4,331
Sales and marketing(1)	12,937	11,139	11,214	13,960	13,002	11,571	12,775	9,681
General and administrative(1)	3,450	3,299	3,125	3,579	4,291	3,357	3,591	3,176

Total operating expenses	24,822	22,005	21,401	24,862	24,185	21,157	21,187	17,188

Operating loss	(12,403)	(10,755)	(10,774)	(15,542)	(15,641)	(12,764)	(15,856)	(14,462)
Other income (expense), net	(69)	(93)	(183)	(107)	202	(123)	(1,605)	(152)

Loss before income taxes	(12,472)	(10,848)	(10,957)	(15,649)	(15,439)	(12,887)	(17,461)	(14,614)
Provision for income taxes	84	140	92	111	127	128	38	99

Net loss	$(12,556)	$(10,988)	$(11,049)	$(15,760)	$(15,566)	$(13,015)	$(17,499)	$(14,713)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	July 31, 2015	April 30, 2015	Jan. 31, 2015	Oct. 31, 2014	July 31, 2014	April 30, 2014	Jan. 31, 2014	Oct. 31, 2013
	(in thousands)
Cost of subscription and support revenue	$23	$8	$8	$5	$7	$5	$3	$9
Cost of professional services and other revenue	78	54	48	43	44	42	30	17
Research and development	436	306	257	196	181	174	100	35
Sales and marketing	285	173	188	131	829	115	89	57
General and administrative	360	281	349	222	204	355	222	208

Total stock-based compensation expense	$1,182	$822	$850	$597	$1,265	$691	$444	$326

	Three Months Ended
	July 31, 2015	April 30, 2015	Jan. 31, 2015	Oct. 31, 2014	July 31, 2014	April 30, 2014	Jan. 31, 2014	Oct. 31, 2013
(as a percentage of total revenue)	(as a percentage of total revenue)
Consolidated Statement of Operations Data:
Revenue
License	29.6%	33.0%	30.0%	28.3%	27.6%	26.0%	21.8%	6.7%
Subscription	34.0	31.0	32.0	29.1	26.7	25.3	29.6	31.4
Support	14.2	13.5	13.1	12.5	10.5	9.7	10.1	11.8
Professional services and other	22.2	22.5	24.9	30.1	35.2	39.0	38.5	50.1

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenue
License	0.7	0.7	0.8	0.8	0.9	1.0	0.6	0.1
Subscription and support	15.4	16.2	17.2	15.6	15.0	15.7	28.2	36.2
Professional services and other	17.5	17.9	19.5	23.9	26.8	25.0	30.8	37.1

Total cost of revenue	33.6	34.8	37.5	40.3	42.7	41.7	59.6	73.4

Gross profit	66.4	65.2	62.5	59.7	57.3	58.3	40.4	26.6

Operating expenses
Research and development	45.1	43.8	41.5	46.9	46.3	43.3	36.6	42.3
Sales and marketing	69.2	64.4	65.9	89.5	87.3	80.4	96.9	94.6
General and administrative	18.4	19.1	18.4	22.9	28.8	23.3	27.2	31.0

Total operating expenses	132.7	127.3	125.8	159.3	162.4	147.0	160.7	167.9

Operating loss	(66.3)	(62.1)	(63.3)	(99.6)	(105.1)	(88.7)	(120.3)	(141.3)
Other income (expense), net	(0.4)	(0.5)	(1.1)	(0.7)	1.4	(0.9)	(12.2)	(1.5)

Loss before income taxes	(66.7)	(62.6)	(64.4)	(100.3)	(103.7)	(88.7)	(132.5)	(142.8)
Provision for income taxes	0.4	0.9	0.6	(0.7)	0.9	0.9	0.3	1.0

Net loss	(67.1)%	(63.5)%	(65.0)%	(101.0)%	(104.6)%	(90.5)%	(132.8)%	(143.8)%

Quarterly Revenue Trend

Our total revenue increased $3.8 million, or 26%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. The increase is primarily due to increased sales to new customers as well as expanded sales to existing customers that seek to increase their digital deployments or expand the use of our software through additional use cases or broader deployment within their organizations. License, subscription, and support revenue increased in dollar amount and percentage of revenue, while professional services and other revenue decreased in dollar amount and percentage of revenue, which primarily reflects a growing customer base purchasing our cloud-based solution and on-premise perpetual software licenses, and a reduction in professional services revenue as our revenue from AT&T decreased as a percentage of total revenue year over year.

Quarterly Expense Trend

Our research and development expenses increased $1.5 million, or 22%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. The increase is primarily due to increases in personnel related expenses from the continued hiring of engineering headcount to develop and enhance our product offerings.

Our general and administrative expenses decreased $0.8 million, or 20%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. The decrease was primarily due to decreased professional services fees related to accounting, legal and recruiting activities. There was an increase in spending in prior year to support the growth of our operations and to prepare to operate as a public company.

Liquidity and Capital Resources

	As of July 31,
	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$89,562	$51,759	$44,243

	Fiscal Year Ended July 31,
	2015	2014	2013
	(in thousands)
Cash used in operating activities	$(37,367)	$(50,267)	$(26,780)
Cash used in investing activities	(966)	(2,086)	(584)
Cash provided by financing activities	76,136	59,869	39,024

Net increase in cash and cash equivalents	$37,803	$7,516	$11,660

Prior to our initial public offering (“IPO”), we funded our operations primarily through private sales of equity securities. In April 2015, we raised aggregate net proceeds of $76.9 million in our IPO, after deducting underwriting discounts and commissions and offering expenses payable by us from the gross proceeds, and after deducting approximately $0.2 million of unpaid offering costs, which are expected to be paid by the end of our next fiscal quarter. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, our needs for increased data center capacity to support our expanding customer base, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continuing market acceptance of our solutions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

For fiscal 2015, we used $37.4 million of cash in our operating activities, which reflects our net loss of $50.4 million, adjusted by non-cash charges of $6.0 million consisting primarily of $3.5 million for stock-based compensation, and $2.4 million for depreciation and amortization. Cash inflows were from changes in our working capital, including a $12.6 million increase in deferred revenue due to increased subscription and support sales in fiscal 2015, and $2.2 million increase in accrued expenses and other liabilities, which were partially offset by a $5.1 million increase in accounts receivable associated with increased sales, a $1.7 million increase in prepaid expenses and other assets, and a $1.0 decrease in accounts payable.

For fiscal 2014, we used $50.3 million of cash in our operating activities, which reflects our net loss of $60.8 million, adjusted by non-cash charges of $6.6 million consisting primarily of $2.7 million for stock-based compensation, $2.1 million for depreciation and amortization and $1.6 million associated with changes in fair value of our common stock warrants. Cash inflows were from changes in our working capital, including an $11.0 million increase in deferred revenue, and $3.7 million increase in accounts payable, accrued expenses and other liabilities, which were partially offset by a $9.7 million increase in accounts receivable associated with increased sales and a $1.2 million increase in prepaid expenses and other assets.

For fiscal 2013, we used $26.8 million of cash in our operating activities, which reflects our net loss of $25.9 million, adjusted by non-cash charges of $3.1 million consisting primarily of $1.3 million associated with issuances and changes in fair value of our common stock warrants, $0.4 million for stock-based compensation and $1.2 million for depreciation and amortization. Uses of cash were from changes in our working capital, including an $8.4 million decrease in accounts payable, accrued expenses and other liabilities, and a $2.5 million increase in accounts receivable associated with increased sales, which were partially offset by a $6.9 million decrease in prepaid expenses and other assets.

Investing Activities

During fiscal 2015, cash used in investing activities of $1.0 million was primarily attributable to capital expenditures for technology and software to support the growth of our business, as well as leasehold improvements for our UK facility.

During fiscal 2014, cash used in investing activities of $2.1 million was primarily attributable to capital expenditures of $2.5 million for technology and software to support the growth of our business, as well as leasehold improvements for our corporate headquarters, partially offset by $0.4 million of net cash acquired as part of our acquisition of InsightsOne.

During fiscal 2013, cash used in investing activities of $0.6 million was primarily attributable to capital expenditures for technology and software to support our corporate infrastructure.

Financing Activities

During fiscal 2015, cash provided by financing activities of $76.1 million was primarily due to $77.1 million proceeds from our initial public offering, net of offering costs, $4.0 million proceeds from issuance of debt, net of issuance costs, and $0.4 million proceeds from exercise of common stock options, net of taxes paid related to net share settlement of equity awards. This was partially offset by $5.4 million of repayments on our outstanding debt obligations.

During fiscal 2014, cash provided by financing activities of $59.9 million was primarily due to $59.9 million proceeds from the issuance of convertible preferred stock and $6.5 million of proceeds from the issuance of debt, each net of issuance costs, as well as $0.5 million of proceeds from exercise of common stock options. This was partially offset by $7.0 million of repayments on our outstanding debt obligations.

During fiscal 2013, cash provided by financing activities of $39.0 million was primarily due to $34.9 million of proceeds from the issuance of convertible preferred stock and $4.0 million of proceeds from the issuance of debt, net of issuance costs, as well as $0.4 million of proceeds from exercise of common stock options. This was partially offset by $0.3 million of repayments on our outstanding debt obligations.

Long-term Debt

In May 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”), which was amended and restated in November 2014 (“Loan Agreement”). The Loan Agreement provides us with the ability to borrow up to $25.0 million through a $12.5 million revolving line of credit subject to an accounts receivable borrowing base, which refinanced and replaced the existing revolving line in its entirety and $12.5 million term loan. We can draw upon the revolving line of credit through October 31, 2017, and the revolving loans bear interest at a rate equal to prime plus 1.5% per annum (4.75% at July 31, 2015). Outstanding revolving loans are limited to the lesser of $12.5 million or 80% of the balance of certain eligible customer accounts receivable. The term loan is available in two tranches. The first tranche, Tranche A, in an aggregate principal amount of $4.0 million, refinanced and replaced the existing term loan and existing growth capital loan in their entirety. The principal amount of Tranche A is payable in equal monthly installments over a 30-month period with the last payment due no later than May 31, 2017. The second tranche, Tranche B, in an aggregate principal amount of up to $8.5 million, is available to borrow through May 31, 2016. Tranche B has interest only payments during such draw period and then the principal is payable in equal monthly installments thereafter over a 24-month period. The term loan bears interest at a rate equal to prime plus 0.75% per annum (4.0% at July 31, 2015). An end-of-term payment of $156,250 will become due upon the final payment of Tranche A, or Tranche B, if applicable. We are permitted to prepay all term loans without premium or penalty. An existing equipment term loan provided under the Loan Agreement is fully funded and not available for further draws under the amendment and we will continue to repay the outstanding principal in monthly installments, plus interest at a rate equal to prime plus 2.0% per annum (5.25% at July 31, 2015 and 5.25% at July 31, 2014), with the last payment due in June 2017. At July 31, 2015, we had an outstanding balance of $3.9 million under the Loan Agreement.

In connection with the Loan Agreement, we issued warrants (“SVB warrants”) to purchase 3,495, 26,315, and 39,473 shares of common stock during the years ended July 31, 2015, 2013, and 2012, respectively. Warrants to purchase 41,446 shares have an exercise price of $0.69 per share and expire in May 2022. Warrants to purchase 24,342 shares have an exercise price of $3.65 per share and expire in May 2022. Warrants to purchase 3,495 shares have an exercise price of $13.68 and expire in November 2024. Upon funding of Tranche B, we will issue warrants to purchase 10,485 shares of common stock with an exercise price of $13.68 per share and expiration in November 2024. The fair value of the SVB warrants was determined using the Black-Scholes option valuation model. As of July 31, 2015 and 2014, 3,495 and 65,788 of these warrants to purchase shares of common stock remained outstanding and exercisable.

The Loan Agreement contains customary affirmative covenants and certain financial and negative covenants, including restrictions on disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets and paying dividends. We are required to maintain a minimum liquidity ratio and minimum total revenue on a rolling two quarter basis that is not less than 80% of our projected revenues for each period. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the Loan and Security Agreement. As of July 31, 2015 and July 31, 2014, we were in compliance with all loan covenants.

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

Contractual Payment Obligations

The following summarizes our contractual commitments and obligations as of July 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations(1):
Debt obligations(2)	$3,892	$2,100	$1,792	$—	$—
Purchase obligations(3)	10,876	10,459	366	51	—
Operating lease obligations(4)	7,898	2,229	4,014	1,655	—

(1)	The table above excludes the liability for uncertain tax positions due to the uncertainty of when the related tax settlements will become due.
(2)	Excludes future interest payments on debt obligations for which the timing and amounts are uncertain. Interest payments on debt obligations range from prime plus 1.5% per annum and prime plus 2.0% per annum for the growth capital loan and equipment loan, respectively, to 6.5% per annum for the term loan. Upon the occurrence of an event of default, interest rates may increase up to 3.0% above the applicable rate.
(3)	Purchase commitments consist of agreements to purchase services, entered into in the ordinary course of business. These represent non-cancellable commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.
(4)	Excludes proceeds from non-cancelable sublease of $0.2 million.

Off-balance Sheet Arrangements

During fiscal 2015, 2014 and 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We refer to accounting estimates of this type as critical accounting policies and estimates.

Revenue Recognition

We generate revenue from the sale of our software solutions to customers as a cloud service or on premises. For those customers that deploy our platform as a cloud service, we license our software on a subscription basis. For those customers that deploy our platform on premises, we offer two licensing options, a time-based license or a perpetual license. We also generate revenue from the sale of post-contract software support for on premises licenses including when and if available updates, and professional services such as consulting and training services.

We begin to recognize revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been provided, (3) the sales price is fixed and determinable and (4) collection of the related receivable is probable.

Signed agreements, including by electronic acceptance, are used as evidence of an arrangement. For our on premises solution, delivery is considered to occur when we provide the customer the ability to download the software. For our cloud service, delivery is considered to occur when subscription service is provisioned and made available to a customer. We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the sale. We assess collectability of the fee based on a number of factors such as collection history and creditworthiness of the customer. If we determine that collectability is not probable, revenue is deferred until collectability becomes probable, generally upon receipt of payment from the customer.

We typically enter into multiple-element arrangements with our customers in which a customer may purchase a combination of our software (offered on premises with software support or as a cloud service) and professional services. The software support and professional services are not considered essential to the functionality of the software. All of these elements are considered separate units of accounting. Typically, our agreements do not include rights for customers to cancel or terminate arrangements or to return software to obtain refunds.

We established vendor-specific objective evidence, or VSOE, of fair value for consulting days, training and software support, except for software support bundled with time-based licenses or subscriptions, based on a substantial majority of separate stand-alone sales of these elements, which have been priced within a reasonably narrow range. As a result, for multiple-element arrangements that include perpetual licenses, revenue is allocated to undelivered elements based on VSOE for software support or consulting days and training. Using the residual method, the difference between the total arrangement fee and amount deferred for the undelivered elements is recognized upon delivery of the perpetual license if all other revenue recognition criteria are met. Revenue for software support for our on-premises perpetual and time-based software licenses is generally recognized ratably over the contractual term, which is typically one to three years. Software support is bundled with time-based licenses, and we use a consistent systematic and rational method to allocate between time-based license and support revenue for financial statement presentation purposes only.

We have not historically priced our cloud service within a narrow range and, therefore, cannot establish VSOE. We also believe that third-party evidence, or TPE, is not readily available for our cloud service as pricing is not readily accessible and there is no comparable product offering in the market. As a result, we use best estimate of selling price, or BESP, in order to allocate the selling price to cloud deliverables. We determined BESP considering multiple factors, including the price we charge for similar offerings, market conditions, competitive landscape, and pricing practices. For cloud services that include consulting days and training, we use BESP for cloud deliverables and VSOE for consulting days and training to allocate revenue into separate units of accounting. Revenue for our cloud services is generally recognized over the subscription period when all other revenue recognition criteria are met.

Revenue from our on-premises perpetual licenses is generally recognized upfront, assuming all revenue recognition criteria are satisfied. Revenue from our on premises time-based licenses is recognized ratably over the contractual term. Our on-premises licenses are included as a component of license revenue within our consolidated statements of comprehensive loss. Revenue from subscriptions to our cloud service and software support for our on-premises licenses is generally recognized ratably over the contract term and is included as a component of subscription and support revenue within our consolidated statements of comprehensive loss. Revenue related to professional services and training is recognized as delivered and is included as a component of professional services and other revenue within the consolidated statements of comprehensive loss.

Stock-based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, straight line over the requisite service period, which is generally the vesting period of the respective award.

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option pricing model to determine the fair value of stock-based awards. The determination of the grant-date fair value of options using an option pricing model is affected by a number of complex and subjective variables. These variables include the fair value of our common stock, the expected term of the awards, our expected stock price volatility, risk-free interest rates, and expected dividends, which are estimated as follows:

•	Fair Value of Our Common Stock. Prior to our IPO, the fair value of the common stock underlying the stock-based awards was determined by our board of directors. Given the absence of a public trading market, the board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the prices, rights, privileges, and preferences of convertible preferred stock relative to common stock; (iii) current business conditions; and (iv) the likelihood of achieving a liquidity event, such as an IPO or sale of the company, given prevailing market conditions. Since our IPO, we have used the market closing price of our common stock as reported on the NASDAQ Global Select Market.

•	Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the awards granted, we have based our expected term on the simplified method. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the awards.

•	Expected Volatility. As we do not have a significant trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the awards. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until we have a sufficient amount of historical information regarding the volatility of our own common stock share price.

•	Risk-free Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the stock-based awards.

•	Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

If any of the assumptions used in the Black-Scholes model changes materially, stock-based compensation for future awards may differ materially compared with the awards granted previously.

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

Debt Issuance Costs: In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. Early adoption is permitted. This guidance is effective for the Company on a retrospective basis beginning in the first quarter of fiscal 2017 and is not expected to have a material impact on our consolidated financial statements.

Going Concern: In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, which requires an entity to evaluate whether there is substantial doubt about its ability to continue as a going concern, and to provide related footnote disclosures. The new standard is effective for us in our fiscal year ending July 31, 2017. We are evaluating the effect of our pending adoption of ASU 2014-15 on our consolidated financial statements and related disclosures and do not expect it to have a material impact on our consolidated financial statements.

Revenue Recognition: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of the standard by one year. The new standard is effective for us in our first quarter of fiscal 2019. Early application in the first quarter of our fiscal 2018 is permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

See also “Recently Adopted Accounting Standards” in Note 1 to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, primarily changes in interest rates and currency exchange rate fluctuations.

Interest Rate Risk

We had cash and cash equivalents of $89.6 million and $51.8 million as of July 31, 2015 and 2014, respectively. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making investments, consisting only of money market funds. During the fiscal years ended July 31, 2015, 2014, and 2013, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our outstanding debt obligations bear interest at a variable rate tied to the prime rate. At July 31, 2015 and 2014, respectively, we had an outstanding balance of $3.9 million and $5.2 million on our debt obligations. During the fiscal years ended July 31, 2015, 2014, and 2013, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest expense.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. All of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the fiscal years ended July 31, 2015, 2014 and 2013. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Item 8. Financial Statements and Supplementary Data

APIGEE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Apigee Corporation:

We have audited the accompanying consolidated balance sheets of Apigee Corporation and subsidiaries (the Company) as of July 31, 2014 and 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apigee Corporation and subsidiaries as of July 31, 2014 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California

October 14, 2015

Apigee Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	July 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$89,562	$51,759
Accounts receivable, net of allowance for doubtful accounts of $89 and $204 as of July 31, 2015 and 2014, respectively	21,451	16,403
Prepaid expenses and other current assets	5,806	4,533

Total current assets	116,819	72,695

Property and equipment, net	3,144	3,474
Goodwill	14,744	14,744
Intangible assets, net	3,200	4,342
Other assets	799	367

Total assets	$138,706	$95,622

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,015	$2,850
Accrued expenses and other current liabilities	9,796	7,394
Deferred revenue, current portion	35,648	23,356
Term debt, current portion	2,079	2,778

Total current liabilities	49,538	36,378

Non-current liabilities
Deferred revenue, non-current	5,154	4,834
Deferred rent, non-current	1,550	1,617
Other liabilities, non-current	773	806
Term debt, non-current	1,787	2,465

Total non-current liabilities	9,264	9,722

Total liabilities	58,802	46,100

Commitments and contingencies (Note 9)
Stockholders’ equity
Convertible preferred stock: $0.001 par value; 200,000,000 and 18,709,821 shares authorized; none and 18,706,247 shares issued and outstanding at July 31, 2015 and 2014, respectively	—	142
Common stock: $0.001 par value; 1,000,000,000 and 30,263,157 shares authorized; 29,386,481 and 3,930,842 shares issued and outstanding at July 31, 2015 and 2014, respectively	29	30
Additional paid-in capital	276,099	195,221
Accumulated deficit	(196,224)	(145,871)

Total stockholders’ equity	79,904	49,522

Total liabilities and stockholders’ equity	$138,706	$95,622

See accompanying notes to consolidated financial statements

Apigee Corporation

Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Year Ended July 31,
	2015	2014	2013
Revenue
License	$20,757	$11,411	$13,917
Subscription and support	30,865	20,237	15,243
Professional services and other	16,985	21,054	13,992

Total revenue	68,607	52,702	43,152
Cost of revenue
License	514	366	108
Subscription and support	11,062	11,911	9,286
Professional services and other	13,415	15,431	12,435

Total cost of revenue	24,991	27,708	21,829

Gross profit	43,616	24,994	21,323
Operating expenses
Research and development	30,387	22,273	16,848
Sales and marketing	49,250	47,029	23,812
General and administrative	13,453	14,415	5,885

Total operating expenses	93,090	83,717	46,545

Loss from operations	(49,474)	(58,723)	(25,222)
Other expense, net	(452)	(1,678)	(376)

Loss before provision for income taxes	(49,926)	(60,401)	(25,598)
Provision for income taxes	427	392	273

Net loss and comprehensive loss	$(50,353)	$(60,793)	$(25,871)

Net loss per share:
Basic and diluted	$(4.73)	$(17.81)	$(10.59)

Weighted-average shares outstanding used in calculating net loss per share:
Basic and diluted	10,651	3,413	2,444

See accompanying notes to consolidated financial statements

Apigee Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 31, 2012	12,723,409	$97	2,203,088	$17	$76,488	$(59,207)	$17,395
Issuance of Series F convertible preferred stock, net of issuance costs of $8	4,303	—	—	—	42	—	42
Issuance of Series G convertible preferred stock, net of issuance costs of $103	2,069,823	15	—	—	34,881	—	34,896
Issuance of common stock upon exercise of options	—	—	779,155	6	400	—	406
Issuance of common stock upon vesting of restricted stock units	—	—	20,833	—	—	—	—
Issuance of common stock warrants	—	—	—	—	60	—	60
Stock-based compensation	—	—	—	—	408	—	408
Net loss	—	—	—	—	—	(25,871)	(25,871)

Balances at July 31, 2013	14,797,535	112	3,003,076	23	112,279	(85,078)	27,336
Issuance of Series G convertible preferred stock in connection with InsightsOne acquisition	511,538	4	—	—	9,599	—	9,603
Issuance of Series G-1 convertible preferred stock in connection with InsightsOne acquisition	681,792	5	—	—	7,416	—	7,421
Issuance of Series H convertible preferred stock, net of issuance costs of $180	2,715,382	21	—	—	59,853	—	59,874
Issuance of common stock upon exercise of options	—	—	545,370	4	452	—	456
Issuance of common stock upon vesting of restricted stock units	—	—	70,655	1	29	—	30
Issuance of common stock from exercise of common stock warrants	—	—	311,741	2	2,836	—	2,838
Issuance of restricted stock units in connection with InsightsOne acquisition	—	—	—	—	31	—	31
Stock-based compensation	—	—	—	—	2,726	—	2,726
Net loss	—	—	—	—	—	(60,793)	(60,793)

Balances at July 31, 2014	18,706,247	142	3,930,842	30	$195,221	$(145,871)	$49,522
Conversion of convertible preferred stock to common stock upon initial public offering	(18,614,597)	(141)	19,818,172	(11)	152	—	—
Issuance of common stock upon initial public offering, net of offering costs of $4,022	—	—	5,115,000	5	76,842	—	76,847
Issuance of common stock upon exercise of options	—	—	465,385	5	429	—	434
Issuance of common stock upon exercise of warrants	—	—	57,082	—	26	—	26
Cash payments in lieu of fractional shares	—	—	—	—	(8)	—	(8)
Stock-based compensation	—	—	—	—	3,451	—	3,451
Repurchase of series G-1 preferred stock	(91,650)	(1)	—	—	(14)	—	(15)
Net loss	—	—	—	—	—	(50,353)	(50,353)

Balances at July 31, 2015	—	$—	29,386,481	$29	$276,099	$(196,224)	$79,904

See accompanying notes to consolidated financial statements

Apigee Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended July 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(50,353)	$(60,793)	$(25,871)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,436	2,104	1,187
Provision for doubtful accounts	42	150	124
Amortization of debt discount	46	24	—
Issuances and changes in fair value of common stock warrants	—	1,584	1,254
Deferred income taxes	—	(84)	90
Stock-based compensation expense	3,451	2,726	408
Loss (gain) on disposal of fixed assets	10	39	(2)
Loss on lease abandonment	—	75	—
Changes in operating assets and liabilities
Accounts receivable	(5,090)	(9,671)	(2,466)
Prepaid expenses and other assets	(1,733)	(1,173)	6,947
Accounts payable	(996)	1,034	(576)
Accrued expenses and other liabilities	2,209	2,694	(7,859)
Deferred revenue	12,611	11,024	(16)

Net cash used in operating activities	(37,367)	(50,267)	(26,780)

Cash flows from investing activities
Purchase of property and equipment	(966)	(2,539)	(587)
Proceeds from the sale of property and equipment	—	4	3
Acquisitions, net of cash acquired	—	449	—

Net cash used in investing activities	(966)	(2,086)	(584)

Cash flows from financing activities
Proceeds from issuance of debt, net of issuance costs	4,000	6,500	4,000
Repayments of debt obligations	(5,382)	(6,961)	(320)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	59,874	34,938
Proceeds from initial public offering, net of offering costs	77,092	—	—
Proceeds from exercise of stock options, net of taxes paid	434	456	406
Cash paid for fractional shares	(8)	—	—

Net cash provided by financing activities	76,136	59,869	39,024

Net increase in cash and cash equivalents	37,803	7,516	11,660
Cash and cash equivalents
Beginning of period	51,759	44,243	32,583

End of period	$89,562	$51,759	$44,243

Supplemental disclosures
Cash paid for interest	$231	$321	$24
Cash paid for taxes, net of refunds	541	348	425
Non-cash investing and financing activities
Accrued purchases of property and equipment	$16	$15	$65
Property and equipment acquired utilizing lease incentives	139	883	—
Convertible preferred stock issued in connection with the InsightsOne acquisition	—	17,024	—
Issuance of restricted stock units in connection with the InsightsOne acquisition	—	31	—
Deferred offering costs not yet paid	176	—	—

See accompanying notes to consolidated financial statements

Apigee Corporation

Notes to Consolidated Financial Statements

(1) Description of Business and Significant Accounting Policies

Description of Business

Apigee Corporation’s (together with its wholly-owned subsidiaries, “Apigee” or the “Company”) mission is to make every business a digital business. The Company provides an innovative software platform that allows businesses to design, deploy, and scale APIs, as a connection layer between their core IT systems and data and the applications with which their customers, partners, employees and other users engage with the business. The foundations of the Company’s platform are Apigee Edge, a robust API-management solution, and Apigee Insights, the Company’s predictive analytics software solution. The Company delivers its platform both in the cloud and on premises. Apigee was incorporated in Delaware on June 3, 2004 and is headquartered in San Jose, California.

Initial Public Offering

On April 29, 2015 the Company completed its initial public offering (the “IPO”) in which it sold 5,115,000 shares of common stock to the public at $17.00 per share. The total gross proceeds from the offering were approximately $87.0 million. After deducting underwriting discounts and commissions and offering expenses payable the aggregate net proceeds received totaled approximately $76.9 million, after deducting approximately $0.2 million of unpaid offering costs, which are expected to be paid by the end of the Company’s next fiscal quarter.

The sale of common stock in the IPO triggered the weighted average anti-dilution provisions of the Company’s amended and restated certificate of incorporation then in effect. At the IPO price of $17.00 per share, the per share conversion rate for the Company’s Series H convertible preferred stock into common stock was approximately 1:1.0365. In connection with the completion of the IPO, and giving effect to the anti-dilution adjustment relating to the Company’s Series H convertible preferred stock, all shares of the Company’s convertible preferred stock outstanding automatically converted into 19,818,172 shares of the Company’s common stock.

Reverse Stock Split

On April 7, 2015, the Company effected a 1-for-7.6 reverse stock split of its common stock and convertible preferred stock, as approved by its Board of Directors (the “Board”) and stockholders. All information throughout these consolidated financial statements and notes to the consolidated financial statements relating to the number of shares, price per share and per share amounts have been adjusted to give effect to the 1-for-7.6 reverse stock split. All fractional shares were settled in cash.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of Apigee Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

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

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using the current exchange rate in effect at the balance sheet date and non-monetary items are remeasured at the historical exchange rate. Expenses are remeasured at the average exchange rates for the period. The resulting gains and losses are included in other expense, net and were not material for the years ended July 31, 2015, 2014 and 2013.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of July 31, 2015 and 2014, $86.4 million and $51.3 million, respectively, of cash and cash equivalents were invested in money market funds.

Concentration of Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company maintains the majority of its cash and money market accounts at one financial institution that management believes is a high-credit, high-quality financial institution and accordingly, subject to minimal credit risk. Deposits held with these financial institutions may be in excess the amount of insured limits provided on such deposits, if any.

The Company’s accounts receivable are subject to credit risks. The accounts receivable are unsecured and are derived from customers around the world in a variety of industries.

The Company’s significant customers who individually exceeded 10% of total accounts receivable as of the dates shown or total revenue during the period are as follows:

	Revenue			Accounts Receivable
	Year Ended July 31,			As of July 31,
	2015	2014	2013	2015	2014
Customer A	*	15%	36%	*	*
Customer B	*	*	*	*	20%
Customer C	*	*	*	*	18%

*	Does not exceed 10%.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are recorded at invoiced amounts, net of the Company’s estimated allowances for doubtful accounts. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. The Company performs ongoing credit evaluations of its customers and regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet their financial obligations, the Company records a specific allowance against amounts due from the customer and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected. There is judgment involved with estimating the Company’s allowance for doubtful accounts and if the financial condition of its customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenue. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company’s accounts receivable are not collateralized by any security.

The following table summarizes the accounts receivable allowance activity:

	Year Ended July 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of period	$204	$172	$137
Additions	42	150	124
Write-offs, net of recoveries	(157)	(118)	(89)

Balance at end of period	$89	$204	$172

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets generally ranging from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the consolidated statements of comprehensive loss. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed in the period incurred.

The estimated useful lives of property and equipment are as follows:

Useful Life
Computer equipment and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the lease term or estimated useful life

Fair Value of Financial Instruments

Assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company has certain financial assets and liabilities that are measured at fair value on a recurring basis. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability. The Company’s cash equivalents include highly liquid money market funds and are classified within the Level 1 of the fair value hierarchy. Level 3 liabilities that are measured at fair value on a recurring basis consist solely of the Company’s common stock warrant liability. The fair values of the outstanding common stock warrants are measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value include the estimated fair value of the underlying stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends, and the expected volatility of the underlying stock. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would have a directionally similar impact to the fair value measurement.

The carrying amounts of certain of the Company’s financial instruments including cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. Based on borrowing rates currently available to the Company for financing obligations with similar terms and considering the Company’s credit risks, the carrying value of the Company’s long-term debt approximates fair value.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s impairment tests are based on a single operating segment and reporting unit structure. If the Company determines that it is more likely than not that the fair value of the Company’s reporting unit is less than the carrying value, it will conduct a two-step test for impairment of goodwill. The first step involves comparing the fair value of the Company’s reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. The Company’s annual goodwill impairment test resulted in no impairment charges during the years ended July 31, 2015, 2014 or 2013.

Intangible assets acquired as part of a business combination, consisting primarily of developed technology, customer relationships and backlog are capitalized at their acquisition-date fair value and amortized using the straight-line method over their estimated useful life.

Impairment of Long-lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the future undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. There were no impairment charges for the years ended July 31, 2015, 2014 and 2013.

Business Combinations

The Company recognizes assets acquired, liabilities assumed and contingent consideration at their fair value on the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of comprehensive loss.

In addition, uncertainties in income tax and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company continues to gather information and evaluates these items and records any adjustments to the Company’s preliminary estimates to goodwill when the Company is within the measurement period. Subsequent to the measurement period, changes to these income tax uncertainties and tax related valuation allowances will affect the Company’s provision for income taxes in the Company’s consolidated statements of comprehensive loss.

Capitalized Software Development Costs

Software development costs are expensed as incurred until the establishment of technological feasibility, at which time those costs are capitalized until the product is available for general release to customers and amortized over the estimated life of the product. Technological feasibility is established upon completion of a working model. To date, costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of comprehensive loss.

Revenue Recognition

The Company generates revenue from the sale of its software solutions to customers through perpetual licenses and time-based licenses for its on premises solutions, and subscription arrangements for its cloud service. The Company also generates revenue from the sale of post-contract software support for on premises licenses including when and if available updates, and professional services such as consulting and training services. The Company recognizes revenue when all of the following conditions are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been provided;

•	sales price is fixed or determinable; and

•	collection of the related receivable is probable.

Signed agreements, including by electronic acceptance, are used as evidence of an arrangement. For the Company’s on premises solution, delivery is considered to occur when it provides the customer the ability to download the software. For the Company’s cloud service solution, delivery is considered to occur when a subscription service is provisioned and made available to a customer. The Company assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the sale. The Company assesses collectability of the fee based on a number of factors such as collection history and creditworthiness of the customer. If the Company determines that collectability is not probable, revenue is deferred until collectability becomes probable, generally upon receipt of payment from the customer.

The Company typically enters into multiple-element arrangements with its customers in which a customer may purchase a combination of its software (offered on premises with software support or as a cloud service) solution, and professional services. The software support and professional services are not considered essential to the functionality of the software. All of these elements are considered separate units of accounting. Typically, the Company’s agreements do not include rights for customers to cancel or terminate arrangements or to return software to obtain refunds.

The Company presents revenue on a net basis, and therefore, all sales taxes are excluded from revenue in the consolidated statements of comprehensive loss. Travel and other reimbursable costs are recorded in revenue.

License

License revenue is comprised of revenue generated from licenses of the Company’s on premises perpetual and time-based software solutions. The majority of the Company’s perpetual software license arrangements include a combination of the Company’s software downloaded on the customer’s hardware, software support, or professional services. For software elements, under the software revenue recognition guidance, the residual method is used to recognize revenue when a multiple-element arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of fair value of all undelivered element exists. VSOE is defined as the price charged when the same element is sold separately or for an element not yet being sold separately, the price established by management having relevant authority. In the majority of the Company’s software arrangements, the only element that remains undelivered at the time of delivery of the software product is software support or services.

The Company has established VSOE for consulting days, training and software support, except for software support bundled with time-based licenses, based on a substantial majority of separate stand-alone sales of these elements, which have been priced within a reasonably narrow range. As a result, for multiple element arrangements that include perpetual licenses, revenue is allocated to the undelivered elements based on VSOE for support or consulting days and training. Using the residual method, the difference between the total arrangement fee and amount deferred for the undelivered elements is recognized upon delivery of the perpetual license if all other revenue recognition criteria are met.

The Company does not have VSOE for software support bundled with time-based licenses. Therefore, revenue from time-based licenses to the Company’s on-premises solution is generally recognized ratably over the contractual term for all periods presented.

Subscription and Support

Subscription and support revenue includes the revenue derived from customer subscriptions to the Company’s cloud service and software support for its on premises software licenses. Cloud service arrangements generally include the Company’s cloud service solution offered on a subscription basis and professional services. The term of the arrangement allows for the customer to access the Company’s software for a specified period of time, generally one to three years. In cloud service subscription arrangements, the customer is not allowed to take possession of the Company’s software. Revenue from subscriptions to the Company’s cloud service is generally recognized ratably over the contractual term for all periods presented.

When cloud service subscription arrangements involve multiple elements that qualify as separate units of accounting (i.e., the delivered items have stand-alone value), the Company allocates arrangement consideration based on the relative selling price method using the following selling price hierarchy: (1) VSOE if available; (2) third-party evidence (“TPE”), if VSOE is not available; and (3) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

The Company has not historically priced its cloud service solution within a narrow range and, therefore, cannot establish VSOE. The Company also believes that TPE is not readily available for its cloud service as pricing is not readily accessible and there is no comparable product offering in the market. As a result, the Company uses BESP in order to allocate the selling price to cloud deliverables. The Company determines BESP considering multiple factors including, but not limited to, the price it charges for similar offerings, market conditions, competitive landscape, and pricing practices. For cloud offerings that include consulting days and training, the Company uses BESP for cloud deliverables and VSOE for consulting days and training to allocate revenue into separate units of accounting. Revenue for the cloud service is generally recognized over the subscription period when all other revenue recognition criteria are met. Consulting days and training are recognized as the services are performed, as discussed below.

Revenue from software support for the Company’s on-premises perpetual and time-based software licenses is generally recognized ratably over the contractual term, which is typically one to three years. Software support is bundled with time-based licenses and the Company uses a consistent systematic and rational method to allocate between time-based license and support revenue for financial statement presentation purposes only.

Professional Services and Other

Generally, the Company’s professional service arrangements are short-term in nature and not considered essential to the functionality of the Company’s software. Professional services are generally offered as consulting days, time and material and fixed-fee arrangements. Consulting days are recognized as revenue as the services are performed on an hourly basis or upon expiration of the service period. Time and material services are recognized as revenue as services are rendered based on inputs to the project, such as billable hours incurred. For fixed-fee professional service arrangements, the Company recognizes revenue under the proportional performance method of accounting and estimates the proportional performance on a monthly basis, utilizing hours incurred to date as a percentage of the total estimated hours to complete the project.

In cases where the Company has on premises perpetual or time-based license and professional services arrangements requiring significant customization and implementation that are considered essential to the functionality of the software, the arrangement is accounted for using contract accounting until the essential services are complete. If the Company can make reliable estimates of total project costs and the extent of progress toward completion, it applies the percentage-of-completion method in recognizing the arrangement fee.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s product offerings described above and is recognized as the revenue recognition criteria are met. Deferred revenue that will be recognized during the following 12 months is recorded as a current liability and the remaining portion is recorded as non-current.

Deferred Cost of Revenue

Deferred cost of revenue primarily consists of direct costs for professional services from multiple-element arrangements either accounted for using the completed contract method or subject to acceptance. The direct costs are being recognized in proportion to the related revenue.

Product Warranties

The Company generally provides a warranty for its software products and services to its customers for periods ranging from one to six months. The Company’s software products are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in published documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in the related customer contract. In the event there is a failure of such warranties, the Company generally will correct the problem or provide a reasonable workaround or replacement product. If the Company cannot correct the problem or provide a workaround or replacement product, then the customer’s remedy is generally limited to refund of the fees paid for the nonconforming product or services. To date, the warranty expenses have been insignificant.

Sales Commissions

Sales commissions are recorded as a component of sales and marketing expenses and consist of the variable compensation paid to the Company’s sales force. Sales commissions are earned and recorded at the time that a customer has entered into a binding license, subscription or services agreement. Sales commission expense was $7.1 million, $4.6 million and $2.5 million for the years ended July 31, 2015, 2014 and 2013, respectively.

Research and Development

Research and development costs are expensed as incurred, except for certain internal-use software development costs, which may be capitalized as noted above.

Advertising

The Company expenses advertising costs as incurred as a component of sales and marketing expenses. The Company incurred advertising costs of $0.1 million, $0.2 million and $0.1 million for the years ended July 31, 2015, 2014 and 2013, respectively.

Stock-based Compensation

The Company recognizes compensation expense for all stock-based awards, including stock options, ESPP and restricted stock units (“RSUs”), based on the estimated fair value of the award on the grant date in the consolidated statements of comprehensive loss over the related vesting periods. The expense recorded is based on awards ultimately expected to vest and therefore is reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company calculates the fair value of awards using the Black-Scholes option pricing model and records expense using the straight-line attribution approach.

The determination of the grant date fair value of awards is affected by a number of complex and subjective variables, which include the Company’s fair value of common stock, expected term of the options, expected volatility, risk-free interest rates and expected dividends.

The Company accounts for equity awards issued to non-employees, such as consultants, in accordance with the guidance relating to equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services, using the Black-Scholes option pricing model to determine the fair value of such instruments. Awards granted to non-employees are remeasured over the vesting period, and the resulting value is recorded as an expense over the period the services are received.

Segments

The Company operates its business as one operating segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.

Taxes

Income Taxes

The Company accounts for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company evaluates the realizability of its deferred income tax assets and assesses the need for a valuation allowance on an ongoing basis. In evaluating its deferred income tax assets, the Company considers all available positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company has recorded a full valuation allowance on its U.S. deferred tax assets as of July 31, 2015 because the realization of these tax benefits through future taxable income is not more likely than not as of July 31, 2015. The valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the plans and estimates. Should the actual amounts differ from the estimates, the amount of the valuation allowance could be materially impacted.

The Company accounts for uncertain tax positions using a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

The Company recognized potential accrued interest and penalties related to unrecognized tax benefits in tax expense.

Other Taxes

The Company conducts operations in many tax jurisdictions throughout the U.S and around the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company’s operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with GAAP, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. The Company believes that, as of July 31, 2015 and 2014, it has adequately provided for such contingencies. However, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where the Company conducts its operations.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been or will be incurred and the amount of the liability can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

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

(2) Acquisitions

InsightsOne Systems, Inc.

On December 19, 2013, the Company acquired all of the outstanding shares of InsightsOne Systems, Inc. (“InsightsOne”), a provider of on-premises and cloud-based consumer lifecycle predictive analytics. This acquisition is expected to enhance the API platform capabilities to further analyze and find patterns in consumer data across multiple channels. The total purchase price was $17.1 million, which consisted primarily of Company’s Series G and Series G-1 convertible preferred stock issuances. The Company issued 511,538 shares of Series G convertible preferred stock, 681,792 shares of Series G-1 convertible preferred stock, and 16,463 RSUs in exchange for all of the outstanding preferred stock, common stock and unvested stock options outstanding of InsightsOne. The Company recorded $0.7 million of net tangible assets and $4.7 million of identifiable intangible assets, based on their estimated fair values, assumed $3.0 million of liabilities and debt, and recorded $14.7 million of goodwill.

(3) Goodwill and Intangible Assets

The following table provides a summary of changes in the carrying amount of the Company’s goodwill:

	Year Ended July 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of period	$14,744	$—	$—
Acquisition	—	14,744	—

Balance at end of period	$14,744	$14,744	$—

The following tables provide a summary of the carrying amount and accumulated amortization of the Company’s intangible assets:

July 31, 2015	Amortization Period	Gross Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Developed technology	48-60 months	$5,244	$(2,044)	$3,200
Customer Relationships	12 months	150	(150)	—

Total		$5,394	$(2,194)	$3,200

July 31, 2014	Amortization Period	Gross Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Developed technology	48-60 months	$5,244	$(960)	$4,284
Customer relationships	12 months	150	(92)	58
Backlog	<12 months	53	(53)	—

Total		$5,447	$(1,105)	$4,342

Amortization expense was $1.1 million, $0.9 million, $0.2 million for the years ended July 31, 2015, 2014 and 2013, respectively. Expected future amortization expense as of July 31, 2015 is as follows:

Amount
(in thousands)
2016	$1,035
2017	908
2018	908
2019	349

Total	$3,200

(4) Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis:

	As of July 31, 2015
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets
Money market funds	$86,370	$—	$—	$86,370

Reported as:
Cash and cash equivalents				$86,370

	As of July 31, 2014
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets
Money market funds	$51,258	$—	$—	$51,258

Reported as:
Cash and cash equivalents				$51,258

A summary of changes in the fair value of the Company’s Level III financial liability related to the common stock warrants for the years ended July 31, 2014 and 2013 is as follows:

	Year Ended July 31,
	2014	2013
	(in thousands)
Fair value, beginning of period	$1,254	$—
Issuance of common stock warrants	—	336
Change in fair value of Level III liabilities	1,584	918
Exercise of common stock warrants	(2,838)	—

Fair value, end of period	$—	$1,254

There are no changes in the fair value of the Company’s Level III financial liability related to the common stock warrants for the year ended July 31, 2015. Refer to Note 5 for additional quantitative information regarding the common stock warrants.

(5) Customer Common Stock Warrants

On February 14, 2013, the Company issued to one of its customers a warrant to purchase 420,901 shares of common stock with an exercise price of $1.52 per share. The warrant was provided as a sales incentive and recorded as an offset to the amount of revenue recognized from the customer. The warrant vests 50% upon achievement of each of two performance milestones. Both performance milestones are based on achieving certain targets and both were met as of July 31, 2013. The warrant agreement had an anti-dilution clause whereby, if a financing event occurred prior to December 31, 2013, the Company was obligated to issue additional warrants to the customer equal to 2% of the Company’s outstanding shares on a fully diluted basis. A financing event was defined as a sale of equity securities for capital raising purposes during the period beginning on the date of the issue of the warrants until December 31, 2013.

On July 26, 2013, as a result of the Company’s Series G preferred stock financing, the Company issued warrants to purchase an additional 64,030 shares of the Company’s common stock with an exercise price of $1.52 per share to the customer based on the terms of the warrant agreement described above. On December 17, 2013, the customer net exercised the warrants and such warrants were not outstanding as of July 31, 2015 or 2014.

Due to the anti-dilution provision of the warrants, the fair value of the outstanding warrants was classified within current liabilities on the consolidated balance sheets, and any changes in fair value were recognized as a reduction of revenue prior to the achievement of the performance milestones and as a component of other expense, net after both milestones were met, in its consolidated statements of comprehensive loss. The Company recorded $0.9 million related to the revaluation of the warrants during fiscal 2013, of which $0.8 million was recorded as a reduction of revenue and $0.1 million was included in other expense, net. During fiscal 2014 the Company performed the final remeasurement of the warrants prior to its exercise on December 17, 2013 and recorded an expense of $1.6 million, which was included in other expense, net.

The Company determined the fair value of warrants on the issuance date and subsequent reporting dates using the Black-Scholes pricing model utilizing the assumptions noted below. The expected term of the warrants was based on the remaining contractual expiration period. The expected stock price volatility for the Company’s stock was determined by examining the historical volatilities of a group of its industry peers as it did not have any trading history of its common stock. The risk-free interest rate was calculated using the average of the published interest rates for U.S. Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption is zero, as the Company does not have any history of, nor plans for, dividend payments.

The following assumptions were used to estimate the fair value of the common stock warrants:

	Year Ended July 31,
	2014	2013
Expected volatility	34.9 – 37.0%	36.0 – 40.0%
Risk-free rate	0.07 – 0.11%	0.11 – 0.17%
Dividend yield	0%	0%
Expected term (in years)	0.28 – 0.41	0.67 – 1.12
Fair value of common stock	$4.11 – $7.38	$1.75 – $4.11

No customer common stock warrants were issued or valued during the year ended July 31, 2015.

(6) Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	July 31,
	2015	2014
	(in thousands)
Prepaid expenses	$2,502	$1,635
Prepaid hosting costs	2,138	1,760
Other	1,166	1,138

	$5,806	$4,533

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over the estimated useful lives. Property and equipment, net consisted of the following:

	July 31,
	2015	2014
	(in thousands)
Leasehold improvements	$2,668	$2,076
Computer equipment and software	2,600	2,538
Furniture and fixtures	671	662

	5,939	5,276
Less: accumulated depreciation and amortization	(2,795)	(1,802)

	$3,144	$3,474

Total depreciation expense for the years ended July 31, 2015, 2014 and 2013 was $1.3 million, $1.2 million and $1.0 million, respectively.

Accrued Liabilities

Accrued expenses and other current liabilities consisted of the following:

	July 31,
	2015	2014
	(in thousands)
Accrued bonuses and commissions	$3,243	$2,522
Accrued sales, service and income taxes	2,291	2,140
Accrued payroll and benefits	1,702	1,025
Other	2,560	1,707

	$9,796	$7,394

Deferred Revenue

Deferred revenue consisted of the following:

	July 31,
	2015	2014
	(in thousands)
Deferred revenue:
License	$8,066	$5,476
Subscription	19,856	11,999
Support	8,716	7,373
Professional services and other	4,164	3,342

Total deferred revenue	40,802	28,190
Less: current portion of deferred revenue	35,648	23,356

Non-current portion of deferred revenue	$5,154	$4,834

(7) Income Taxes

Loss before provision for income taxes consisted of the following for the periods shown below:

	Year Ended July 31,
	2015	2014	2013
	(in thousands)
United States	$(51,336)	$(61,957)	$(26,074)
International	1,410	1,556	476

Total	$(49,926)	$(60,401)	$(25,598)

Income tax expense consisted of the following for the periods shown below:

	Year Ended July 31,
	2015	2014	2013
	(in thousands)
Current income tax provision:
Federal	$—	$—	$—
State	4	—	6
Foreign	423	476	177

Total current tax provision	$427	$476	$183

Deferred income tax provision
Federal	—	—	—
State	—	(96)	—
Foreign	—	12	90

Total deferred tax provision	—	(84)	90

Total income tax provision	$427	$392	$273

For the fiscal years ended July 31, 2015, 2014 and 2013, the Company’s tax provision consisted principally of state and foreign income tax expense.

The reconciliation of federal statutory income tax provision to the Company’s effective income tax provision is as follows:

	Year Ended July 31,
	2015	2014	2013
	(in thousands)
Expected provision at U.S. federal statutory rate	$(16,975)	$(20,536)	$(8,703)
State income taxes—net of federal benefit	2	(96)	4
Stock-based compensation	668	98	100
Common stock warrant	—	63	383
Tax credits	(391)	(225)	(629)
Foreign tax rate differential	(80)	(67)	216
Acquisition costs	—	125	—
Change in valuation allowance	17,570	20,790	8,894
Other	(367)	240	8

Total tax provision	$427	$392	$273

Deferred tax assets and liabilities consisted of the following:

	July 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$75,812	$54,343
Accrued liabilities	1,280	2,142
Tax credit carryforwards	3,759	2,389
Fixed assets	157	106
Deferred revenue	733	452
Stock-based compensation	806	315
Other	1	1
Valuation allowance	(81,341)	(58,268)

Total deferred tax assets	1,207	1,480

Deferred tax liabilities:
Intangible assets	(1,163)	(1,436)

Total deferred tax liabilities	(1,163)	(1,436)

Net deferred tax assets	$44	$44

	July 31,
	2015	2014
	(in thousands)
Recorded as:
Current deferred tax assets	$1,076	$2,174
Current valuation allowance	(1,050)	(2,111)
Non-current deferred tax assets	81,477	56,190
Non-current valuation allowance	(80,291)	(56,157)
Current deferred tax liabilities	(5)	—
Non-current deferred tax liabilities	(1,163)	(52)

Net deferred tax assets	$44	$44

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence, including operating results, history of losses, and forecasts of future taxable income in various U.S. and foreign jurisdictions, in order to ascertain whether it is more likely than not that deferred tax assets will be realized. The Company records a valuation allowance to reduce the amount of deferred tax assets to the amount that is more likely than not to be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Accordingly, the U.S. net deferred tax assets have been fully offset by a valuation allowance. A valuation allowance has not been recorded on certain foreign deferred net tax assets because these assets are expected to be realized on a more likely than not basis. The valuation allowance increased by $23.1 million and $23.6 million, respectively, during the years ended July 31, 2015 and 2014.

As of July 31, 2015 and 2014, the Company had net operating loss carryforwards for federal income tax purposes of $193.3 million and $143.4 million, respectively, which expire in the years 2024 through 2035. As of July 31, 2015 and 2014, the Company had net operating loss carryforwards for California state income tax purposes of $162.5 million and $81.1 million, respectively, which expire in the years 2015 through 2035. As of July 31, 2015 and 2014, the Company had R&D credit carryforwards for federal income tax purposes of $3.1 million and $2.0 million, respectively, which expire in the years 2024 through 2034. As of July 31, 2015 and 2014, the Company had R&D credit carryforwards for California income tax purposes of $2.9 million and $1.8 million, respectively, which have no expiration date.

The Code, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. Based on an analysis under Section 382 of the Internal Revenue Code, the Company experienced an ownership change in 2005 which substantially limits the future use of NOLs and certain other pre-change tax attributes as of that date. The Company has excluded the NOLs and R&D credits that will expire as a result of the annual limitations in the deferred tax assets as of July 31, 2015. To the extent that the Company does not utilize the carryforwards within the applicable statutory carryforward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carryforwards will expire unused.

The Company intends to reinvest its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided on approximately $2.4 million of undistributed earnings and other outside basis differences of foreign subsidiaries. As of July 31, 2015, it is not practicable for the Company to determine the potential income tax impact of remitting these earnings.

The Company and its subsidiaries file income tax returns in the U.S. and in various states, local, and foreign jurisdictions. The tax years generally remain subject to examination by federal and most state tax authorities due to the ability to adjust net operating losses and credits. In significant foreign jurisdictions, the tax years generally remain subject to examination by their respective tax authorities. The Company is currently being audited by the India taxing authorities related to transfer pricing. Management has recorded a long-term tax liability for uncertain tax positions, including accrued interest and penalties.

Uncertain Income Tax Positions

The Company accounts for uncertainty in income taxes by determining whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the consolidated financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	July 31,
	2015	2014
	(in thousands)
Balance at beginning of year	$1,273	$1,033
Increase related to prior year tax positions	194	1
Decrease related to prior year tax positions	(20)	—
Increase related to current year tax positions	358	239

Balance at end of year	$1,805	$1,273

If the gross unrecognized tax benefits at July 31, 2015 were recognized, $0.3 million of the recognition would affect the effective income tax rate. The Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months.

The Company also recognizes interest and penalties accrued in relation to unrecognized tax benefits as a tax expense. For the years ended July 31, 2015, 2014 and 2013, the Company recorded charges to tax expense of $36,000, $39,000 and $39,000 for interest and penalties, respectively. As of July 31, 2015 and 2014, the Company had $0.5 million of accrued interest and penalties, which are included in non-current income tax liabilities in the consolidated balance sheets.

(8) Long-term Debt

In May 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”), which was amended and restated in November 2014 (“Loan Agreement”). The loan agreement provides the Company with the ability to borrow up to $25.0 million through a $12.5 million revolving line of credit subject to an accounts receivable borrowing base, which refinanced and replaced the existing revolving line in its entirety and $12.5 million term loan. The Company can draw upon the revolving line of credit through October 31, 2017, and the revolving loans bear interest at a rate equal to prime plus 1.5% per annum (4.75% at July 31, 2015). Outstanding revolving loans are limited to the lesser of $12.5 million or 80% of the balance of certain eligible customer accounts receivable. The term loan is available in two tranches. The first tranche, Tranche A, in an aggregate principal amount of $4.0 million, refinanced and replaced the existing term loan and existing growth capital loan in their entirety. The principal amount of Tranche A is payable in equal monthly installments over a 30-month period with the last payment due no later than May 31, 2017. The second tranche, Tranche B, in an aggregate principal amount of up to $8.5 million, is available to borrow through May 31, 2016. Tranche B has interest only payments during such draw period and thereafter the principal is payable in equal monthly installments over a 24-month period. The term loan bears interest at a rate equal to prime plus 0.75% per annum (4.0% at July 31, 2015). An end-of-term payment of $156,250 will become due upon the final payment of Tranche A, or Tranche B, if applicable. The Company is permitted to prepay all term loans without premium or penalty. An existing equipment term loan provided under the Loan Agreement is fully funded and not available for further draws under the amendment. The Company will continue to repay the outstanding principal of this equipment term loan in monthly installments, plus interest at a rate equal to prime plus 2.0% per annum (5.25% at July 31, 2015 and 5.25% at July 31, 2014), with the last payment due in June 2017.

The Loan Agreement contains customary affirmative covenants and certain financial and negative covenants, including restrictions on disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on the Company’s assets and paying dividends. The Company is required to maintain a minimum liquidity ratio and minimum revenue on a rolling two quarter basis that is not less than 80% of its projected revenues for each period. The Company has pledged substantially all of its assets, other than its intellectual property, as collateral under the loan and security agreement. As of July 31, 2015 and July 31, 2014, the Company was in compliance with all loan covenants.

The Loan Agreement contains customary events of default that include, among others, payment defaults, covenant defaults, bankruptcy defaults, cross-defaults to certain other obligations, judgment defaults and inaccuracy of representations and warranties. Upon the occurrence of an event of default, SVB may elect to declare all amounts outstanding under the Loan and Security Agreement to be immediately due and payable and terminate all commitments to extend further credit. If the Company is unable to repay all amounts outstanding, SVB can proceed against the collateral granted to them to secure such indebtedness. In addition, the occurrence of an event of default will increase the applicable rate of interest by three percentage points for the applicable unpaid loan(s).

The Company’s outstanding loan balances as of July 31, 2015 and July 31, 2014 are summarized as follows:

	July 31,
	2015	2014
	(in thousands)
Silicon Valley Bank term loan	$2,934	$2,204
Silicon Valley Bank growth capital loan	—	1,611
Silicon Valley Bank equipment loan	958	1,459

Total principal amount	3,892	5,274
Less: Unamortized discount	(26)	(31)

Total debt	3,866	5,243
Less: current portion	(2,079)	(2,778)

Non-current debt, excluding current portion	$1,787	$2,465

The future principal maturities of debt as of July 31, 2015 are as follows:

(in thousands)
2016	$2,100
2017	1,792

Total	$3,892

In connection with the Loan Agreement, the Company issued SVB warrants (“SVB warrants”) to purchase 3,495, 26,315 and 39,473 shares of common stock during the years ended July 31, 2015, 2013 and 2012, respectively. Warrants to purchase 41,446 shares have an exercise price of $0.69 per share and expire in May 2022. Warrants to purchase 24,342 shares have an exercise price of $3.65 per share and expire in May 2022. Warrants to purchase 3,495 shares have an exercise price of $13.68 and expire in November 2024. Upon funding of Tranche B, the Company will issue warrants to purchase 10,485 shares of common stock with an exercise price of $13.68 per share and expiration in November 2024. The fair value of the SVB warrants was determined using the Black-Scholes option valuation model. As of July 31, 2015 and 2014, 3,495 and 65,788 of these warrants to purchase shares of common stock remained outstanding and exercisable.

The following assumptions were used to estimate the fair value of the SVB warrants:

	Year Ended July 31,
	2015	2014	2013
Expected volatility	42.0%	—%	59.0% – 62.0%
Risk-free interest rate	2.3%	—%	1.5% – 1.9%
Dividend yield	0%	—%	0%
Expected term (in years)	10.0	—	8.9 – 9.6

(9) Commitments and Contingencies

Leases

The Company leases office space in San Jose, California; London, England; and Bangalore, India under non-cancelable operating leases with various expiration dates through 2019. Rent expense was $2.3 million, $2.5 million and $1.6 million for the years ended July 31, 2015, 2014 and 2013, respectively.

Future minimum lease payments under non-cancelable operating leases as of July 31, 2015 are as follows:

(in thousands)
2016	$2,229
2017	2,150
2018	1,864
2019	1,655

Future minimum operating lease payments	7,898
Less: minimum payments to be received from non-cancelable sublease	(231)

Total future minimum operating lease payments, net	$7,667

Letters of Credit

As of July 31, 2015, the Company had a total of $0.5 million in letters of credit outstanding related to its leased office space in San Jose, California. The letters of credit are collateralized by substantially all of the Company’s assets, excluding its intellectual property. These letters of credit renew annually and mature at various dates through June 30, 2019.

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

(10) Segment Information and Information About Geographic Areas

Revenue by geography is based on the shipping address of the customer. The following tables present the Company’s revenue by geographic region for the periods presented:

	Year Ended July 31,
	2015	2014	2013
	(in thousands)
United States	$42,295	$35,434	$36,049
United Kingdom	8,319	4,049	1,382
Rest of the world	17,993	13,219	5,721

	$68,607	$52,702	$43,152

No individual country other than the United States and the United Kingdom accounted for more than 10% of total revenue during any of the periods presented.

Long-lived assets by geographic area were as follows:

	July 31,
	2015	2014
	(in thousands)
United States	$20,252	$22,117
Rest of the world	836	443

	$21,088	$22,560

(11) Stockholders’ Equity

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

(12) Stock Incentive Plan

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

2015 Equity Incentive Plan

In April 2015, the Board adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), which became effective upon the effectiveness of the registration statement in connection with our IPO. As of such date, an aggregate of 2,700,000 shares of common stock were reserved for issuance under the 2015 Plan, plus (a) those shares reserved but unissued under our 2005 Plan as of immediately prior to the termination of the 2005 Plan and (b) shares subject to options, restricted stock units, or similar awards granted under the 2005 Plan that, after the effectiveness of the registration statement, expire or otherwise terminate without having been exercised or issued in full and shares issued pursuant to awards granted under the 2005 Plan that, after the effectiveness of the registration statement, are forfeited to or repurchased by the Company (provided that the maximum number of shares that may be added to the 2015 Plan pursuant to (a) and (b) is 4,515,212 shares). Additionally, the 2015 Plan provides that the number of shares reserved and available for issuance will increase annually on the first day of each fiscal year beginning with the 2016 fiscal year equal to the least of (i) 3,100,000 shares of Common Stock, (ii) 4% of the outstanding shares of Common Stock on the last day of immediately preceding fiscal year, or (iii) an amount determined by the board of directors.

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

As of July 31, 2015, an aggregate of 2,846,186 common shares were reserved under the 2015 Plan, of which 2,552,477 shares remained available for issuance.

2015 Employee Stock Purchase Plan

The Company’s Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “ESPP”) with the first offering period under the ESPP beginning on the effectiveness of the registration statement in connection with our IPO. As of such date, an aggregate of 775,000 shares of common stock were reserved and are available for issuance under the ESPP. Additionally, the ESPP provides that the number of shares reserved and available for issuance will increase annually on the first day of each fiscal year beginning with the 2016 fiscal year equal to the least of (i) 775,000 shares of Common Stock, (ii) 1% of the outstanding shares of Common Stock on the last day of immediately preceding fiscal year, or (iii) an amount determined by the ESPP administrator.

The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at 85% of the fair market value, as defined in the ESPP, on the first day of the offering period or the last day of the purchase period, whichever is lower, and subject to any plan limitations. The ESPP provides for consecutive six-month offering periods, starting on the first trading day on or after June 15 and December 15 of each year. The first offering period began on the first trading day on the effective date of the registration statement and will end on December 15, 2015.

As of July 31, 2015, 775,000 shares were reserved for future issuance under the 2015 ESPP.

Stock-based Compensation Expense

The total stock-based compensation expense recognized for stock-based awards under the Company’s equity plans in the consolidated statements of comprehensive loss was as follows:

	Year Ended July 31,
	2015	2014	2013
	(in thousands)
Cost of subscription and support revenue	$44	$24	$21
Cost of professional services and other revenue	223	133	65
Research and development	1,195	490	114
Sales and marketing	777	1,090	138
General and administrative	1,212	989	70

Total stock-based compensation expense	$3,451	$2,726	$408

The total stock-based compensation expense for stock options awarded to non-employees included above was immaterial for all periods presented.

Stock Options

A summary of activity under the Company’s equity plans and related information was as follows:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balances at July 31, 2012	3,205,355	$0.63	8.15	$2,124
Options granted	1,246,360	1.94
Options exercised	(779,155)	0.52
Options cancelled	(410,042)	1.08

Balances at July 31, 2013	3,262,518	1.10	7.82	9,807
Options granted	1,664,158	4.79
Options exercised	(545,370)	0.84
Options cancelled	(372,581)	2.86

Balances at July 31, 2014	4,008,725	$2.51	7.65	31,716
Options granted	1,213,344	14.39
Options exercised	(465,385)	2.07
Options cancelled	(481,233)	4.04

Balances at July 31, 2015	4,275,451	$5.75	7.29	$17,468

Exercisable at July 31, 2015	2,138,540	$1.96	5.88	$13,127

Vested and expected to vest at July 31, 2015	3,793,973	$5.42	7.13	$15,757

Aggregate intrinsic value represents the difference between the fair market value based on the valuation of the common stock as determined by the Company’s Board of Directors prior to the IPO, or the closing market price of the Company’s common stock, following the IPO, and the exercise price of the in-the-money stock options.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options. The weighted-average grant-date fair value of options granted during the years ended July 31, 2015, 2014, and 2013 was $6.21, $2.63, and $0.95 per share, respectively. The total intrinsic value of stock options exercised during the years ended July 31, 2015, 2014 and 2013 was $6.1 million, $3.6 million and $1.4 million, respectively. The total fair value of options vested during the years ended July 31, 2015, 2014 and 2013 was $1.7 million, $0.7 million and $0.3 million, respectively. As of July 31, 2015, there was total unrecognized stock-based compensation cost of $6.4 million related to unvested stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.0 years.

The following table summarizes information about stock options outstanding under the Company’s equity plans as of July 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share	Number of Options Exercisable	Weighted- Average Exercise Price Per Share
$0.46	394,638	5.70	$0.46	393,193	0.46
$0.61	22,820	3.50	0.61	22,820	0.61
$0.68	564,453	6.67	0.68	418,604	0.68
$1.06	445,205	1.47	1.06	445,205	1.06
$1.52	315,801	7.16	1.52	197,541	1.52
$1.75	146,904	7.65	1.75	99,037	1.75
$3.65	113,873	7.91	3.65	54,533	3.65
$4.10	759,360	8.17	4.10	375,089	4.10
$4.26	122,873	8.38	4.26	32,566	4.26
$7.37	120,378	8.60	7.37	43,255	7.37
$9.12	85,002	8.84	9.12	26,582	9.12
$10.41	117,668	9.06	10.41	27,016	10.41
$10.86	72,700	9.91	10.86	—	—
$12.69	337,099	9.24	12.69	1,184	12.69
$13.68	118,634	9.31	13.68	—	—
$15.88	179,467	9.40	15.88	985	15.88
$17.56	358,576	9.64	17.56	930	17.56

	4,275,451	7.29	$5.75	2,138,540	$1.96

Valuation Assumptions

The Company estimates the fair value of each stock-based award on the date of grant using the Black-Scholes option pricing model utilizing the assumptions noted below. The expected term of the stock-based awards is based on the average period the stock-based awards are expected to remain outstanding calculated as the midpoint of the stock-based awards’ vesting terms and contractual expiration periods, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company’s common stock was determined by examining the historical volatilities of a group of its industry peers as it does not have sufficient trading history of the Company’s common stock. The risk-free interest rate was calculated using the average of the published interest rates for United States Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption is zero as the Company does not have any history of, nor plans to make, dividend payments. Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Forfeitures were estimated based on historical experience. The fair value of the common stock has historically been determined by the Company’s board of directors given the absence of a public trading market prior to its IPO. The board of directors has determined the fair value of the common stock at the time of the stock-based award grant by considering a number of objective and subjective factors, including valuations of comparable companies, operating and financial performance, lack of liquidity of capital stock and general and industry-specific economic outlooks, amongst other factors. Since the Company’s IPO, the Company has used the market closing price of the common stock as reported on the NASDAQ Global Select Market.

The following assumptions were used to estimate the fair value of options granted:

	Year Ended July 31,
	2015	2014	2013
Expected term (in years)	5.8 – 6.4	5.5 – 6.9	5.9 – 6.1
Risk-free interest rate	1.5 –1.9%	1.7 – 2.3%	0.8 – 1.7%
Expected volatility	39 – 44%	48 – 50%	50 – 51%
Dividend yield	0%	0%	0%
Fair value of common stock	$10.41 – 17.56	$4.11 – 9.12	$1.52 – 3.65

The following assumptions were used to estimate the fair value of ESPP shares:

Year Ended July 31,
2015
Expected term (in years)	0.7
Risk-free interest rate	0.1%
Expected volatility	30%
Dividend yield	0%
Fair value of common stock	$17.00

Employee Stock Purchase Plan

As of July 31, 2015, the remaining unamortized expense related to the Company’s 2015 ESPP Plan was $0.2 million, which will be recognized over a weighted-average remaining period of 0.4 years.

Series G-1 Convertible Preferred Stock

Stock-based compensation expense for the year ended July 31, 2015 and 2014 included $0.6 million and $0.9 million, respectively, of amortization expense for Series G-1 convertible preferred stock issued to former employees of InsightsOne. The awards are subject to vesting on a monthly basis over certain vesting periods. Additionally, the Company recorded a modification charge of $0.5 million during the year ended July 31, 2014 related to the acceleration of unvested shares in connection with the termination of a former InsightsOne employee.

As of July 31, 2015, the remaining unamortized expense related to Series G-1 convertible preferred stock (which have since been converted to common stock) was $0.3 million, which will be recognized over a weighted-average remaining period of 1.4 years.

Restricted Stock Units

A summary of RSUs under the Company’s equity plans and related information was as follows:

	RSUs Outstanding			Aggregate Intrinsic Value (In thousands)
	Number of Shares	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Balances at July 31, 2012	84,977	0.97
Granted	2,631	3.65
Released	(20,833)	1.06
Forfeited	—	—

Balances at July 31, 2013	66,775	1.05
Granted	20,343	7.48
Released	(70,655)	1.43
Forfeited	(657)	7.38

Balances at July 31, 2014	15,806	7.38
Granted	266,257	13.92
Released	—	—
Forfeited	(2,917)	7.38

Balances at July 31, 2015	279,146	$13.68	3.58	$2,247

RSUs include awards granted in connection with the acquisition of InsightsOne in fiscal 2014. These RSUs are subject to a time-based vesting condition and a performance-based vesting condition, both of which must be satisfied before the RSUs are vested and settled for shares of common stock. The time-based vesting condition is three years and the performance-based vesting condition was satisfied upon the completion of the Company’s initial public offering in April 2015. Upon satisfaction of the performance-based vesting condition, the Company recognized cumulative stock-based compensation expense to the extent of satisfaction of the time-based vesting condition as of such date, which resulted in $37 thousand of stock-based compensation expense. The remaining expense will be recognized over the remainder of the time-based vesting condition.

As of July 31, 2015, the remaining unamortized expense related to all RSUs was $2.4 million which will be recognized over a weighted-average remaining period of 3.7 years.

(13) Net Loss Per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considers all series of the convertible preferred stock to be participating securities as the holders of the preferred stock are entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on the common stock. The holders of the convertible preferred stock do not have a contractual obligation to share in the Company’s losses. As such, the Company’s net losses for the years ended July 31, 2015, 2014 and 2013 were not allocated to these participating securities.

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

The following table presents the calculation of basic and diluted net loss per share for the periods presented:

	Year Ended July 31,
	2015	2014	2013
	(in thousands except per share amounts)
Numerator:
Net loss	$(50,353)	$(60,793)	$(25,871)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	10,651	3,413	2,444

Net loss per share, basic and diluted	$(4.73)	$(17.81)	$(10.59)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended July 31,
	2015	2014	2013
	(in thousands)
Shares subject to outstanding common stock options	4,275	4,009	3,263
Convertible preferred stock (on an as if converted basis)	—	19,811	15,902
Restricted stock units	279	16	67
Shares subject to employee stock purchase plan	206	—	—
Restricted common stock	45	—	—
Shares subject to common stock warrants	3	66	551

Total	4,808	23,902	19,783

(14) Employee Benefit Plan

In July 2005, the Company adopted a defined-contribution retirement plan (the “401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. This 401(k) Plan covers essentially all employees. Eligible employees may make voluntary contributions to the 401(k) Plan up to the statutory annual limitations, and the Company is allowed to make discretionary contributions. The Company has made no discretionary contributions during the fiscal years ended July 31, 2015, 2014, or 2013, respectively.

(15) Related Party Transactions

A member of the Company’s board of directors was an employee of a publicly-traded company that is a customer of the Company. There was $2.2 million of revenue recorded from sales this customer for the year ended July 31, 2015, and no revenue recorded from sales to this customer for the years ended July 31, 2014 and 2013, respectively. The Company recorded deferred revenue from sales to this customer of $0.7 and $2.9 million and had zero and $2.9 million of accounts receivable due from this customer as of July 31, 2015 and 2014, respectively. Additionally, one of the Company’s officers is a member of the board of directors of a publicly-traded company that is a customer of the Company. Sales to this customer during the year ended July 31, 2015 were inconsequential and the Company recorded deferred revenue from sales to this customer of $0.7 million, and had $0.5 million accounts receivable due from this customer as of July 31, 2015. There was no revenue recorded from sales to this customer during the years ended July 31, 2014 and 2013, respectively, and no deferred revenue or accounts receivable recorded for this customer as of July 31, 2014.

Another member of the Company’s board of directors had a direct ownership interest in InsightsOne prior to its acquisition by Apigee in December 2013. See Note 2 for further details on the InsightsOne acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K (the “Proxy Statement”).

Item 11. Executive Compensation

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements: Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” Under Part II, Item 8 of this report.

2.	Financial Statement Schedules: Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits: The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 14, 2015.

APIGEE CORPORATION

By:	/s/ Chet Kapoor

Chet Kapoor
Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Chet Kapoor and Tim Wan, and each of them, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chet Kapoor	Chief Executive Officer and Director (Principal Executive Officer)	October 14, 2015
Chet Kapoor

/s/ Tim Wan	Chief Financial Officer (Principal Financial and Accounting Officer)	October 14, 2015
Tim Wan

/s/ Bob L. Corey Bob L. Corey	Director	October 14, 2015

/s/ Neal Dempsey Neal Dempsey	Director	October 14, 2015

/s/ Promod Haque Promod Haque	Director	October 14, 2015

/s/ William “BJ” Jenkins William “BJ” Jenkins	Director	October 14, 2015

/s/ Edmond Mesrobian Edmond Mesrobian	Director	October 14, 2015

/s/ Robert Schwartz Robert Schwartz	Director	October 14, 2015

EXHIBIT

INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-37346	6/11/2015

3.2	Amended and Restated Bylaws	10-Q	001-37346	6/11/2015

4.1	Amended and Restated Investors’ Rights Agreement dated as of April 17, 2014, by and among the registrant and the other parties thereto	S-1/A	333-202885	3/20/2015

4.2	Warrant to Purchase Common Stock issued by the Registrant to Silicon Valley Bank, dated as of May 1, 2012, as amended on October 3, 2012	S-1/A	333-202885	3/20/2015

4.3	Form of Warrant to purchase common stock issued by the Registrant to Silicon Valley Bank	S-1/A	333-202885	3/20/2015

4.4	Specimen common stock certificate of the registrant	S-1/A	333-202885	4/13/2015

10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1/A	333-202885	3/20/2015

10.2#	2005 Stock Incentive Plan and forms of agreements thereunder	S-1/A	333-202885	3/20/2015

10.3#	2015 Equity Incentive Plan and forms of agreement thereunder	S-1/A	333-202885	4/13/2015

10.4#	2015 Employee Stock Purchase Plan and form of agreement thereunder	S-1/A	333-202885	4/13/2015

10.5#	Offer Letter, by and between the Registrant and Chet Kapoor, dated April 8, 2015	S-1/A	333-202885	4/13/2015

10.6#	Offer Letter, by and between the Registrant and Tim Wan, dated April 8, 2015	S-1/A	333-202885	4/13/2015

10.7#	Offer Letter, by and between the Registrant and Stacey Giamalis, dated April 8, 2015	S-1/A	333-202885	4/13/2015

10.8#	Offer Letter, by and between the Registrant and Anant Jhingran, dated April 8, 2015	S-1/A	333-202885	4/13/2015

10.9#	Offer Letter, by and between the Registrant and Shankar Ramaswamy, dated April 8, 2015	S-1/A	333-202885	4/13/2015

10.10#	Offer Letter, by and between the Registrant and Stephen Rowland, dated April 8, 2015	S-1/A	333-202885	4/13/2015

10.11#	Separation Agreement, by and between the Registrant and Steve Valenzuela, dated November 22, 2014	S-1/A	333-202885	3/20/2015

10.12	Amended and Restated Loan and Security Agreement dated as of November 17, 2014, by and between the Registrant and Silicon Valley Bank	S-1/A	333-202885	3/20/2015

10.13	Office Lease, by and between the Registrant and CA-10 Almaden Limited Partnership, dated October 18, 2013	S-1/A	333-202885	3/20/2015

10.14#	Executive Incentive Compensation Plan	S-1/A	333-202885	3/20/2015

10.5#	Form of Worldwide Sales Manager Compensation Plan Fiscal Year 2015 and form of Fiscal 2015 Plan Acknowledgement thereunder	10-Q	001-37346	6/11/2015

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Filed Herewith

21.1	Subsidiaries of the registrant	S-1	333-202885	3/20/2015

23.1	Consent of KPMG LLP, independent registered public accounting firm				X

24.1	Power of Attorney (included on the signature page of this report)				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1~	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2~	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
~	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Exchange Act, irrespective of any general incorporation language contained in any such filing.