Form 10-Q
period 2015-10-31
Apigee Corp
filed 2015-12-08
CIK 1324772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of December 1, 2015, the registrant had 29,530,613 shares of common stock, $0.001 par value per share, outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended October 31, 2015

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Business,” “Risk Factors,” “Use of Proceeds,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “could,” “would,” “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability;

•	our business plan and beliefs and objectives for future operations;

•	the anticipated benefits associated with the use of our solutions;

•	our plans to further invest in and grow our business as a whole and specified portions of our business, and our ability to effectively manage our growth and associated investments;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	market adoption of our solutions;

•	our sales and marketing strategy and related activities;

•	our ability to increase sales of our solutions and obtain renewals of our subscriptions;

•	our sales cycles and timing of our sales;

•	our ability to attract and retain customers;

•	our ability to expand sales to our existing customers;

•	maintaining and expanding our customer base and our relationships with our channel partners;

•	our product performance, strategy and positioning;

•	our ability to timely and effectively scale and adapt our solutions;

•	our ability to develop or acquire new solutions and bring them to market in a timely manner and make enhancements to our existing solutions;

•	expanding the delivery of professional services to our customers through our channel partners;

•	increased competition in our markets and our ability to compete effectively;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	our international operations and our ability to continue to expand internationally;

•	our future capital requirements and estimates regarding the sufficiency of our cash resources;

•	the effects of seasonal trends on our business;

•	future acquisitions or investments;

•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices;

•	our intentions with respect to paying stock dividends;

•	the sufficiency of, and our uses of, cash including the proceeds from our initial public offering; and

•	the future trading prices of our common stock.

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

Apigee Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	October 31, 2015	July 31, 2015
Assets
Current assets
Cash and cash equivalents	$81,485	$89,562
Accounts receivable, net	20,093	21,451
Prepaid expenses and other current assets	5,056	5,806

Total current assets	106,634	116,819

Property and equipment, net	2,844	3,144
Goodwill	14,744	14,744
Intangible assets, net	2,929	3,200
Other assets	798	799

Total assets	$127,949	$138,706

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$833	$2,015
Accrued expenses and other current liabilities	10,491	9,796
Deferred revenue, current portion	37,701	35,648
Term debt, current portion	2,083	2,079

Total current liabilities	51,108	49,538

Non-current liabilities
Deferred revenue, non-current	4,829	5,154
Deferred rent, non-current	1,436	1,550
Other liabilities, non-current	765	773
Term debt, non-current	1,264	1,787

Total non-current liabilities	8,294	9,264

Total liabilities	59,402	58,802

Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock	30	29
Additional paid-in capital	277,791	276,099
Accumulated deficit	(209,274)	(196,224)

Total stockholders’ equity	68,547	79,904

Total liabilities and stockholders’ equity	$127,949	$138,706

See accompanying notes to condensed consolidated financial statements

Apigee Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,
	2015	2014
Revenue
License	$6,840	$4,416
Subscription and support	9,902	6,493
Professional services and other	3,803	4,698

Total revenue	20,545	15,607
Cost of revenue
License	128	129
Subscription and support	3,083	2,438
Professional services and other	3,253	3,720

Total cost of revenue	6,464	6,287

Gross profit	14,081	9,320
Operating expenses
Research and development	9,124	7,323
Sales and marketing	13,549	13,960
General and administrative	4,186	3,579

Total operating expenses	26,859	24,862

Loss from operations	(12,778)	(15,542)
Other expense, net	(194)	(107)

Loss before provision for income taxes	(12,972)	(15,649)
Provision for income taxes	79	111

Net loss and comprehensive loss	$(13,051)	$(15,760)

Net loss per share:
Basic and diluted	$(0.44)	$(3.98)

Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	29,416	3,964

See accompanying notes to condensed consolidated financial statements

Apigee Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended October 31,
	2015	2014
Cash flows from operating activities
Net loss	$(13,051)	$(15,760)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	603	621
Provision for doubtful accounts	—	4
Amortization of debt discount	8	6
Stock-based compensation expense	1,482	597
Changes in operating assets and liabilities
Accounts receivable	1,357	4,513
Prepaid expenses and other assets	821	878
Accounts payable	(1,013)	(326)
Accrued expenses, other liabilities and deferred rent	568	464
Deferred revenue	1,729	(322)

Net cash used in operating activities	(7,496)	(9,325)

Cash flows from investing activities
Purchase of property and equipment	(50)	(33)

Net cash used in investing activities	(50)	(33)

Cash flows from financing activities
Payment of remaining issuance costs related to initial public offering	(152)	—
Repayments of debt obligations	(525)	(690)
Proceeds from exercise of stock options, net of taxes paid	146	111

Net cash used in financing activities	(531)	(579)

Net decrease in cash and cash equivalents	(8,077)	(9,937)
Cash and cash equivalents
Beginning of period	89,562	51,759

End of period	$81,485	$41,822

Supplemental disclosures
Cash paid for interest	$41	$72
Cash paid for taxes	103	98
Non-cash investing and financing activities
Deferred offering costs not yet paid	$—	$611

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

Initial Public Offering

On April 29, 2015 the Company completed its initial public offering (the “IPO”) in which it sold 5,115,000 shares of common stock to the public at $17.00 per share. The total gross proceeds from the offering were approximately $87.0 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received totaled approximately $76.9 million.

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

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of October 31, 2015 and results of operations for the three months ended October 31, 2015 and 2014, and cash flows for the three months ended October 31, 2015 and 2014. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using the current exchange rate in effect at the balance sheet date and non-monetary items are remeasured at the historical exchange rate. Expenses are remeasured at the average exchange rates for the period. The resulting gains and losses are included in other income (expense), net and were not material for the three months ended October 31, 2015 and 2014.

Concentration of Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains the majority of its cash and money market accounts at one financial institution that management believes is a high-credit, high-quality financial institution and accordingly, subject to minimal credit risk. Deposits held with these financial institutions may be in excess of the amount of insured limits provided on such deposits, if any.

The Company’s accounts receivable are subject to credit risks. The accounts receivable are unsecured and are derived from customers around the world in a variety of industries.

The Company’s significant customers who individually exceeded 10% of total accounts receivable as of the dates shown or total revenue during the period are as follows:

	Revenue		Accounts Receivable
	Three Months Ended October 31,		As of October 31,	As of July 31,
	2015	2014	2015	2015
Customer A	*	13%	*	*
Customer B	*	10%	*	*
Customer C	*	*	15%	*

*	Does not exceed 10%.

(2) Goodwill and Intangible Assets

There were no material changes in the carrying amount of the Company’s goodwill from its audited consolidated financial statements for the three months ended October 31, 2015 or 2014.

InsightsOne Systems, Inc.

On December 19, 2013, the Company acquired all of the outstanding shares of InsightsOne Systems, Inc. (“InsightsOne”), a provider of on-premises and cloud-based consumer lifecycle predictive analytics. This acquisition is expected to enhance the API platform capabilities to further analyze and find patterns in consumer data across multiple channels. The total purchase price for the acquisition was $17.1 million, which consisted primarily of issuances of shares of the Company’s Series G and Series G-1 convertible preferred stock. The Company issued 511,538 shares of Series G convertible preferred stock, 681,792 shares of Series G-1 convertible preferred stock, and 16,463 RSUs in exchange for all of the outstanding preferred stock, common stock and unvested stock options outstanding of InsightsOne. The Company recorded $0.7 million of net tangible assets and $4.7 million of identifiable intangible assets, based on their estimated fair values, assumed $3.0 million of liabilities and debt, and recorded $14.7 million of goodwill.

The following tables provide a summary of the carrying amount and accumulated amortization of the Company’s intangible assets:

October 31, 2015	Amortization Period	Gross Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	48-60 months	$5,244	$(2,315)	$2,929

July 31, 2015	Amortization Period	Gross Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	48-60 months	$5,244	$(2,044)	$3,200

Amortization expense was $0.3 million and $0.3 million for the three months ended October 31, 2015 and 2014, respectively. Expected future amortization expense as of October 31, 2015 is as follows:

Amount
Fiscal	(in thousands)
2016 (remaining)	$764
2017	908
2018	908
2019	349

Total	$2,929

(3) Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis:

	As of October 31, 2015
	Level I	Level II	Level III	Total
	(in thousands)
Financial assets
Money market funds	$79,786	$—	$—	$79,786

Reported as:
Cash and cash equivalents				$79,786

	As of July 31, 2015
	Level I	Level II	Level III	Total
	(in thousands)
Financial assets
Money market funds	$86,370	$—	$—	$86,370

Reported as:
Cash and cash equivalents				$86,370

(4) Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	October 31, 2015	July 31, 2015
	(in thousands)
Prepaid expenses	$1,407	$2,502
Prepaid hosting costs	2,101	2,138
Other	1,548	1,166

	$5,056	$5,806

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over the estimated useful lives. Property and equipment, net consisted of the following:

	October 31, 2015	July 31, 2015
	(in thousands)
Computer equipment and software	$2,628	$2,600
Leasehold improvements	2,653	2,668
Furniture and fixtures	675	671

	5,956	5,939
Less: accumulated depreciation and amortization	(3,112)	(2,795)

	$2,844	$3,144

Total depreciation expense for the three months ended October 31, 2015 and 2014 was $0.3 million and $0.3 million, respectively.

Accrued Liabilities

Accrued expenses and other current liabilities consisted of the following:

	October 31, 2015	July 31, 2015
	(in thousands)
Accrued payroll and benefits	$2,211	$1,702
Accrued bonus and commission	2,465	3,243
Accrued sales, service and income taxes	2,576	2,291
Other	3,239	2,560

	$10,491	$9,796

Accrued expenses and other current liabilities consisted of the following:

	October 31, 2015	July 31, 2015
	(in thousands)
Deferred revenue:
License	$6,297	$8,066
Subscription	21,123	19,856
Support	8,395	8,716
Professional services and other	6,715	4,164

Total deferred revenue	42,530	40,802

Less: current portion of deferred revenue	37,701	35,648
Non-current portion of deferred revenue	$4,829	$5,154

(5) Income Taxes

For the three months ended October 31, 2015 and 2014, the Company recorded $0.1 million and $0.1 million in income tax expense, respectively, which is mainly comprised of foreign taxes.

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

The Company files U.S. federal, states and foreign income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is currently being audited by the India taxing authorities related to transfer pricing. Management has recorded a long-term tax liability for uncertain tax positions, including accrued interest and penalties. There has been no material change in the liability in the quarter ended October 31, 2015. Because of the Company’s history of tax losses in the United States and California, all years remain open to tax audit.

(6) Long-term Debt

In May 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”), which was amended and restated in November 2014 (“Loan Agreement”). The loan agreement provides the Company with the ability to borrow up to $25.0 million through a $12.5 million revolving line of credit subject to an accounts receivable borrowing base, which refinanced and replaced the existing revolving line in its entirety and $12.5 million term loan. The Company can draw upon the revolving line of credit through October 31, 2017, and the revolving loans bear interest at a rate equal to prime plus 1.5% per annum (4.75% at October 31, 2015). Outstanding revolving loans are limited to the lesser of $12.5 million or 80% of the balance of certain eligible customer accounts receivable. The term loan is available in two tranches. The first tranche, Tranche A, in an aggregate principal amount of $4.0 million, refinanced and replaced the existing term loan and existing growth capital loan in their entirety. The principal amount of Tranche A is payable in equal monthly installments over a 30-month period with the last payment due no later than May 31, 2017. The second tranche, Tranche B, in an aggregate principal amount of up to $8.5 million, is available to borrow through May 31, 2016. Tranche B has interest only payments during such draw period and thereafter the principal is payable in equal monthly installments over a 24-month period with the last payment due no later than May 1, 2018. The term loan bears interest at a rate equal to prime plus 0.75% per annum (4.0% at October 31, 2015). An end-of-term payment of $156,250 will become due upon the final payment of Tranche A, or Tranche B, if applicable. The Company is permitted to prepay all term loans without premium or penalty. An existing equipment term loan provided under the Loan Agreement is fully funded and not available for further draws under the amendment. The Company will continue to repay the outstanding principal of this equipment term loan in monthly installments, plus interest at a rate equal to prime plus 2.0% per annum (5.25% at October 31, 2015 and 5.25% at July 31, 2015), with the last payment due in June 2017.

The Loan Agreement contains customary affirmative covenants and certain financial and negative covenants, including restrictions on disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on the Company’s assets and paying dividends. The Company is required to maintain a minimum liquidity ratio and minimum revenue on a rolling two-quarter basis that is not less than 80% of its projected revenues for each period. The Company has pledged substantially all of its assets, other than its intellectual property, as collateral under the loan and security agreement. As of October 31, 2015 and July 31, 2015, the Company was in compliance with all loan covenants.

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

The Company’s outstanding loan balances as of October 31, 2015 and July 31, 2015 are summarized as follows:

	October 31, 2015	July 31, 2015
	(in thousands)
Silicon Valley Bank term loan	$2,534	$2,934
Silicon Valley Bank equipment loan	833	958

Total principal amount	3,367	3,892
Less: Unamortized discount	(20)	(26)

Total debt	3,347	3,866
Less: current portion	(2,083)	(2,079)

Non-current debt, excluding current portion	$1,264	$1,787

The future principal maturities of debt as of October 31, 2015 are as follows:

Fiscal	(in thousands)
2016 (remaining)	$1,575
2017	1,792

Total	$3,367

In connection with the Loan Agreement, the Company issued SVB warrants (“SVB warrants”) to purchase 3,495, 26,315 and 39,473 shares of common stock during the years ended July 31, 2015, 2013 and 2012, respectively. There were no SVB warrants issued during the three months ended October 31, 2015.

Warrants to purchase 41,446 shares have an exercise price of $0.69 per share and expire in May 2022. Warrants to purchase 24,342 shares have an exercise price of $3.65 per share and expire in May 2022. Warrants to purchase 3,495 shares have an exercise price of $13.68 and expire in November 2024. Upon funding of Tranche B, the Company will issue warrants to purchase 10,485 shares of common stock with an exercise price of $13.68 per share and expiration in November 2024. The fair value of the SVB warrants was determined using the Black-Scholes option valuation model. On May 13, 2015, 65,788 warrant shares were net exercised on a cashless basis resulting in issuance of 57,082 common shares. As of both October 31, 2015 and July 31, 2015, 3,495 of these warrants to purchase shares of common stock remained outstanding and exercisable.

(7) Commitments and Contingencies

Leases

The Company leases office space in San Jose, California; London, United Kingdom; and Bangalore, India under non-cancelable operating leases with various expiration dates through 2019. Rent expense was $0.5 million and $0.6 million for the three months ended October 31, 2015 and 2014.

Future minimum lease payments under non-cancelable operating leases as of October 31, 2015 are as follows:

Fiscal	(in thousands)
2016 (remaining)	$1,690
2017	2,150
2018	1,864
2019	1,655

Future minimum operating lease payments	7,359
Less: minimum payments to be received from non-cancelable sublease	(158)

Total future minimum operating lease payments, net	$7,201

Letters of Credit

As of both October 31, 2015 and July 31, 2015, the Company had a total of $0.5 million in letters of credit outstanding related to its leased office space in San Jose, California. The letters of credit are collateralized by substantially all of the Company’s assets, excluding its intellectual property. These letters of credit renew annually and mature at various dates through June 30, 2019.

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

(8) Segment Information and Information About Geographic Areas

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

Revenue by geography is based on the shipping address of the customer. The following tables present the Company’s revenue by geographic region for the periods presented:

	Three Months Ended October 31,
	2015	2014
	(in thousands)
United States	$11,757	$9,082
United Kingdom	2,314	1,960
Rest of the world	6,474	4,565

	$20,545	$15,607

No individual country other than the United States and the United Kingdom accounted for more than 10% of total revenue during any of the periods presented.

Long-lived assets by geographic area were as follows:

	October 31, 2015	July 31, 2015
	(in thousands)
United States	$19,776	$20,252
Rest of the world	742	836

	$20,518	$21,088

(9) Stockholders’ Equity

Common Stock

Upon completion of the IPO, the Company’s certificate of incorporation was amended and restated to increase the amount of common stock authorized for issuance from 30,263,157 to 1,000,000,000 shares with a par value of $0.001 per share.

Convertible Preferred Stock

Upon completion of the IPO, all shares of the Company’s issued and outstanding convertible preferred stock were automatically converted into 19,818,172 shares of common stock and the Company’s certificate of incorporation was amended and restated to authorize the Company to issue 200,000,000 shares of preferred stock with a par value of $0.001 per share.

(10) Stock Incentive Plan

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

2015 Equity Incentive Plan

In April 2015, the Board adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), which became effective upon the effectiveness of the registration statement in connection with the Company’s IPO. As of such date, an aggregate of 2,700,000 shares of common stock were reserved for issuance under the 2015 Plan, plus (a) those shares reserved but unissued under the Company’s 2005 Plan as of immediately prior to the termination of the 2005 Plan and (b) shares subject to options, restricted stock units, or similar awards granted under the 2005 Plan that, after the effectiveness of the registration statement, expire or otherwise terminate without having been exercised or issued in full and shares issued pursuant to awards granted under the 2005 Plan that, after the effectiveness of the registration statement, are forfeited to or repurchased by the Company (provided that the maximum number of shares that may be added to the 2015 Plan pursuant to (a) and (b) is 4,515,212 shares). Additionally, the 2015 Plan provides that the number of shares reserved and available for issuance will increase annually on the first day of each fiscal year beginning with the 2016 fiscal year equal to the least of (i) 3,100,000 shares of Common Stock, (ii) 4% of the outstanding shares of Common Stock on the last day of immediately preceding fiscal year, or (iii) an amount determined by the board of directors.

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

As of October 31, 2015, an aggregate of 4,154,629 common shares were reserved under the 2015 Plan, of which 2,092,704 shares remained available for issuance.

2015 Employee Stock Purchase Plan

The Company’s Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “ESPP”) with the first offering period under the ESPP beginning on the effectiveness of the registration statement in connection with the Company’s IPO. As of such date, an aggregate of 775,000 shares of common stock were reserved and are available for issuance under the ESPP. Additionally, the ESPP provides that the number of shares reserved and available for issuance will increase annually on the first day of each fiscal year beginning with the 2016 fiscal year equal to the least of (i) 775,000 shares of Common Stock, (ii) 1% of the outstanding shares of Common Stock on the last day of immediately preceding fiscal year, or (iii) an amount determined by the ESPP administrator.

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

As of October 31, 2015, 1,068,865 shares were reserved for future issuance under the 2015 ESPP. As of October 31, 2015, the remaining unamortized expense related to ESPP was $69,281, which will be recognized over a remaining service period of 1.5 months of the outstanding ESPP offering period.

Stock-based Compensation Expense

The total stock-based compensation expense recognized for stock-based awards in the consolidated statements of comprehensive loss was as follows:

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Cost of subscription and support revenue	$30	$5
Cost of professional services and other revenue	95	43
Research and development	567	196
Sales and marketing	336	131
General and administrative	454	222

Total stock-based compensation expense	$1,482	$597

The total stock-based compensation expense for stock options awarded to non-employees included above was immaterial for all periods presented.

Stock Options

A summary of common stock option activity for the three months ended October 31, 2015 was as follows:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balances at July 31, 2015	4,275,451	$5.75	7.29	$17,468
Options granted	741,200	7.76
Options exercised	(133,374)	1.58
Options cancelled	(131,760)	7.56

Balances at October 31, 2015	4,751,517	$6.13	6.58	$16,740

Exercisable at October 31, 2015	2,261,472	$2.29	5.05	$14,341

Vested and expected to vest at October 31, 2015	4,205,862	$5.80	7.30	$20,821

The intrinsic value for options exercised prior to the Company’s IPO represents the difference between the fair market value based on the valuation of the common stock as determined by the Company’s Board of Directors and the exercise price. Following the IPO, the intrinsic value of options exercised is the difference between the closing market price of the Company’s common stock on the date of exercise and the exercise price of the in the money stock options.

Series G-1 Convertible Preferred Stock

Stock-based compensation expense for the three months ended October 31, 2015 and 2014 included $0.1 million and $0.2 million, respectively, of amortization expense for Series G-1 convertible preferred stock issued to former employees of InsightsOne. The awards are subject to vesting on a monthly basis over certain vesting periods. As of October 31, 2015, the remaining unamortized expense related to Series G-1 convertible preferred stock was $0.3 million, which will be recognized over a weighted-average remaining period of 1.3 years.

Restricted Stock Units

A summary of Restricted Stock Unit (“RSU”) activity during the three months ended October 31, 2015 was as follows:

	RSUs Outstanding			Aggregate Intrinsic Value (In thousands)
	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Balances at July 31, 2015	279,146	$13.68
Granted	1,038,925	7.76
Released	(10,736)	—
Forfeited	(13,135)	8.85

Balances at October 31, 2015	1,294,200	$6.23	3.92	$12,489

The Company grants RSUs as part of total stock compensation and such grants may have time-based vesting, performance-based vesting or a combination of the two. There were RSUs granted in connection with the acquisition of InsightsOne in fiscal 2014. Such RSUs are subject to a time-based vesting condition and a performance-based vesting condition, both of which must be satisfied before these RSUs are vested and settled for shares of common stock. The time-based vesting condition is three years and the performance-based vesting condition was satisfied upon the completion of the Company’s initial public offering in April 2015. As of October 31, 2015, the remaining unamortized expense related to these RSUs will be recognized over a weighted-average remaining period of 3.9 years.

(11) Net Loss Per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. Prior to the Company’s IPO, all series of the convertible preferred stock were considered to be participating securities as the holders of the preferred stock were entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on the common stock. The holders of the convertible preferred stock did not have a contractual obligation to share in the Company’s losses. As such, the Company’s net losses for the three months ended October 31, 2014 were not allocated to these participating securities.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including, in prior periods, common stock issuable upon conversion of the convertible preferred stock, outstanding stock-based awards, and outstanding warrants, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for the periods presented:

	Three Months Ended October 31,
	2015	2014
	(in thousands, except per share data)
Numerator:
Net loss	$(13,051)	$(15,760)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	29,416	3,964

Net loss per share, basic and diluted	$(0.44)	$(3.98)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Shares subject to outstanding common stock options	4,752	4,285
Convertible preferred stock (on an as if converted basis)	—	19,725
Restricted common stock	16	—
Restricted stock units	1,294	14
Shares subject to ESPP	172	—
Shares subject to common stock warrants	3	66

Total	6,237	24,090

(12) Related Party Transactions

A member of the Company’s board of directors was a key employee of a publicly-traded company that is a customer of the Company. For the three months ended October 31, 2015 and 2014, $0.1 million and $2.0 million, respectively, was recorded as revenue from this customer. The Company recorded deferred revenue from sales to this customer of $0.6 million and $0.7 million as of October 31, 2015 and July 31, 2015, respectively. There was no amount due for accounts receivable from this customer as of October 31, 2015 or July 31, 2015. Additionally, one of the Company’s officers is a member of the board of directors of a publicly-traded company that is a customer of the Company. Revenues recorded from sales to this customer were not material for any period presented. The Company recorded deferred revenue from sales to this customer of $0.7 million and $0.7 million, and had $0.5 million and $0.5 million of accounts receivable due from this customer as of October 31, 2015 and July 31, 2015, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above.

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

We believe that APIs are a critical enabling technology for the shifts in mobile, cloud computing, big data and the IoT and that APIs are a foundational technology on which digital business operates. APIs are programmed instructions that allow any app (for example, a customer care app on a mobile phone) to consume data and services in back-end systems. We believe that a new and expansive market opportunity exists to help enterprises adopt digital strategies and navigate the digitally driven economy. We believe that in order to build, manage and extract valuable insights from APIs and data needed for digital business, nearly all businesses will require a new layer within their core application software stack to achieve this.

We provide an innovative software platform that serves as a connection layer between our customers’ core IT systems and data, and the applications with which their customers, partners, and employees engage with their business. Our web scale and flexible platform processes billions of API calls per week and allows businesses to secure, manage, scale and analyze API traffic, and to design and deploy both APIs and a systematic API strategy. Our cloud service provides up to 99.99% availability and uptime, and a multi-region API delivery network enabling low latency worldwide. Our software platform includes comprehensive security features to enable security at all points of engagement, from users, apps, developers, the API team and the APIs themselves to back-end systems. We enable organizations to control access to APIs and services, and to protect customers and the business from threats, back-end system overload, service issues and sensitive data exposure. Our platform provides end-to-end visibility across the digital value chain with unified operational and business metrics and application monitoring. Furthermore, our platform enables a business to provide a developer community experience that accelerates API adoption, simplifies learning, enables monetization and increases the business value of APIs.

Our customers include many leading businesses: 26 of the Fortune 100, five of the top six Global 2000 retail brands and five of the top ten global telecommunications companies as of October 31, 2015. Our solution has been sold to customers in over 30 countries around the world. Our current focus is on acquiring new customers and increasing revenue from our existing customers as they realize the value of our platform and expand the use of our software through additional use cases and broader deployment within their organizations. We are also focused on increasing adoption of our platform through Apigee Edge Free.

We generate our revenue primarily from licenses of and subscriptions for our Apigee Edge products and from professional services. We also generate revenue from licenses of and subscriptions to our Apigee Insights product, although such revenue has been immaterial to date. We also offer a free trial version of Apigee Edge to the developer community as Apigee Edge Free. We provide our customers the flexibility to deploy our software as a cloud service or on-premises. For those customers that deploy our products as a cloud service, we license our software on a subscription basis. For those customers that deploy our products on premises, we offer two pricing options: a time-based subscription or a perpetual license. We recognize revenue from subscription fees ratably over the service period, and the proportion of our revenue mix that we derive from subscriptions has grown over time. We therefore believe that gross billings, which takes into consideration deferred revenue resulting from subscriptions, provides valuable insight into the performance of our business. We expect professional services and other revenue to account for a decreasing percentage of our total revenue over the long term as we continue to increase our subscriptions and as we encourage our customers to increase their use of professional services provided by our channel partners and other third parties. Although we have focused on increasing referrals of professional services opportunities to our partners in order to expand our network of channel partners and to grow our channel partner relationships, we expect to continue to provide professional services as an important part of our solution to our customers because digital infrastructure transformation frequently involves core business strategy.

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

We have experienced rapid growth in recent periods. Our gross billings were $22.3 million and $14.8 million in the three months ended October 31, 2015 and 2014, respectively, representing a growth rate of 51%. Our total revenue was $20.5 million and $15.6 million in the three months ended October 31, 2015 and 2014, respectively, representing a growth rate of 32%. Our revenue derived from sales to customers located outside the United States was approximately 43% and 42% in the three months ended October 31, 2015 and 2014, respectively. We expect that sales to customers located outside the United States will continue to comprise a significant portion of our total revenue for the foreseeable future.

We have made substantial investments in developing and improving our platform and solutions, in expanding our sales and marketing capabilities and geographic coverage, and in providing general and administrative resources to support our growth. As a result, we have incurred net losses of $13.1 million and $15.8 million in the three months ended October 31, 2015 and 2014, respectively. We had an accumulated deficit of $209.3 million and $196.2 million as of October 31, 2015 and July 31, 2015, respectively, and we expect to continue to incur net losses for the foreseeable future. We expect that continued investments will drive further growth in our gross billings and total revenue. While increases in our gross billings and total revenue may trail the increases in our operating expenses in the near term, we expect to realize operating leverage in our business model over the long term.

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

Investment in Our API and Predictive Analytics Solutions

We have invested, and intend to continue to invest, in expanding the breadth and depth of our platform to enable organizations to deploy robust APIs, big data, predictive analytics and IoT solutions. We intend to continue to invest in research and development to enhance the application development and technology capabilities of our platform. We had three significant product releases or enhancements to our on premise solution in calendar 2015. We typically provide our customers with updates to our solution twice a month in the cloud.

Ability to Grow Our Worldwide Sales Capacity

We have invested, and intend to continue to invest, in expanding our sales capacity and improving our sales operations to drive additional revenue and support the growth of our global customer base. We sell our platform through direct field sales, direct inside sales and indirect channel sales. Our sales to date have been primarily through our direct field sales force, which grew over 250% from July 31, 2012 to July 31, 2015. We are continuing to develop and expand a partner community to supplement our sales and support operations through system integrators, OEM partners, resellers and other partners to further influence customer decisions and drive adoption of our solutions. Our partners may also co-sell with our direct field sales organization. Our channel partners provide us with additional sales leverage by sourcing new prospects, providing professional services and technical support to existing customers and upselling additional use cases. These channel partners expand our geographic sales reach worldwide, particularly in key international markets in EMEA and APAC. All of these factors will influence timing and overall levels of sales capacity, impacting the rate at which we will be able to acquire customers to drive revenue growth. In fiscal 2015, we derived limited revenue through our channel partners.

Expansion and Upsell Within Our Existing Customer Base

After the initial sale to and successful deployment by a new customer, we focus on expanding our relationship with the customer to sell additional software licenses and add-on features of our current platform. Historically, we have often realized sales of additional software licenses and add-on features on prior versions of our Apigee Edge platform as well. However, upon the introduction of our current platform in August 2012, there was no simple migration path for transitioning existing customers to the current Apigee Edge platform. Accordingly, we believe our upsell opportunities with customers who initially licensed our prior platforms to be limited. We expect our opportunity to expand our customer relationships through additional sales to increase as we add new customers, broaden our product portfolio to meet additional mobile IT requirements, increase the benefits provided to both users and the enterprise and enhance platform functionality. Additional sales over the lifecycle of a customer relationship can significantly increase the return on our sales and marketing investments. Accordingly, our financial performance will depend in part on the degree to which our expansion and upsell sales strategy is successful.

Mix of Products Sold as Subscription and Perpetual Licenses

We offer our customers the flexibility to use our software as a cloud service or on premises. For those customers that use our platform as a cloud service, we license our software on a subscription basis. For those customers that use our platform on premises, we offer two licensing options, a time-based subscription license or a perpetual license. In addition, we also offer our customers software support and professional services. We expect the proportion of our subscription and support revenue to our total revenue to increase over time. However, because we recognize subscription and time-based subscription license revenue ratably over the duration of the related contracts, increases in total revenue will lag any increase in subscription arrangements. Furthermore, the unpredictability of the timing of our receipt of orders for perpetual licenses, the revenue for which we typically recognize upfront, may cause fluctuations in our quarterly financial results.

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

Certain Key Non-GAAP Financial Metrics

To supplement our financial results presented on a GAAP basis, we provide certain non-GAAP financial measures, including gross billings, non-GAAP gross profit, non-GAAP gross margin, and non-GAAP operating loss, which we use in analyzing and assessing our overall business performance, for making operating decisions and for forecasting and planning future periods. We consider the use of non-GAAP financial measures helpful in assessing our current financial performance and ongoing operations.

There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by other companies, and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. The presentation of non-GAAP financial information is not meant to be considered in isolation from or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge readers of this report to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

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

The following table summarizes certain of our key non-GAAP financial metrics:

	Three Months Ended October 31,
	2015	2014
	(Dollar amounts in thousands)
Gross billings	$22,273	$14,785
Non-GAAP gross profit	$14,443	$9,595
Non-GAAP gross margin	70.2%	61.5%
Non-GAAP operating loss	$(11,025)	$(14,636)

The following table reflects the reconciliation of the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above:

	Three Months Ended October 31,
	2015	2014
	(In thousands, except percentages)
Gross billings:
Total revenue	$20,545	$15,607
Total deferred revenue, end of period	42,530	27,368
Less: Total deferred revenue, beginning of period	(40,802)	(28,190)

Total change in deferred revenue	1,728	(822)

Gross billings	$22,273	$14,785

Non-GAAP gross profit:
Gross profit	$14,081	$9,320
Add: Stock-based compensation expense	125	48
Add: Amortization of intangible assets	227	227

Non-GAAP gross profit	$14,433	$9,595

Non-GAAP gross margin:
Gross margin	68.5%	59.7%
Add: Stock-based compensation expense	0.6	0.3
Add: Amortization of intangible assets	1.1	1.5

Non-GAAP gross margin	70.2%	61.5%

Non-GAAP operating loss:
Operating loss	$(12,778)	$(15,542)
Add: Stock-based compensation expense	1,482	597
Add: Amortization of intangible assets	271	309

Non-GAAP operating loss	$(11,025)	$(14,636)

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

Subscription Revenue. We generate subscription revenue primarily from fees paid by customers accessing our cloud-based solution. We typically recognize subscription revenue ratably over the term of the arrangement after all other revenue recognition criteria are met.

Support Revenue. We generate revenue from maintenance and support agreements with customers for on-premises licenses. Due to shifts in the mix between products and renewal of maintenance and support agreements there could be substantial variation in the support revenue we recognize from quarter to quarter. We typically recognize support revenue ratably over the term of the arrangement after all other revenue recognition criteria are met.

Professional Services and Other Revenue. Professional services and other revenues consist of fees recognized from consulting and training services. We recognize revenue from consulting and training services as the services are performed. We recognize revenue from time and material arrangements as the services are rendered based on inputs to the project, such as billable hours incurred, after all other revenue recognition criteria are met. For fixed-fee professional service arrangements, we recognize revenue under the proportional performance method of accounting and estimate the proportional performance on a monthly basis, utilizing hours incurred to date as a percentage of the total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, we recognize revenue upon completion of the arrangement.

Historically, we experienced growth in our professional services and other revenue primarily due to the deployment of our software with some customers that have large, highly complex IT environments. We expect our professional services and other revenue to account for a decreasing percentage of our total revenue over the long term as our customers increase their use of professional services provided by our channel partners and other third parties. We regularly refer professional services opportunities to our partners and field requests from customers to use their current third-party service providers for professional services engagements.

Cost of Revenue

Cost of License Revenue. Cost of license revenue consists primarily of the amortization of acquired intangible assets.

Cost of Subscription and Support Revenue. Cost of subscription and support revenue includes all direct costs to deliver our cloud-based solution and software support, including salaries, benefits and stock-based compensation for our customer support organization, third-party hosting costs, allocated overhead for facilities and IT, and amortization of acquired intangible assets.

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

Provision for Income Taxes

Provision for income taxes is based on the amount of taxable earnings in each jurisdiction and enacted federal, state and foreign tax rates and is adjusted for allowable credits and deductions. Our provision for income taxes consists mainly of foreign taxes.

Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for our U.S. deferred tax assets. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period. See Note 5 of our audited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for more information concerning our provision for income taxes.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended October 31,
	2015	2014
	(In thousands)
Consolidated Statement of Operations Data:
Revenue
License	$6,840	$4,416
Subscription	6,826	4,547
Support	3,076	1,946
Professional services and other	3,803	4,698

Total revenue	20,545	15,607
Cost of revenue
License	128	129
Subscription and support(1)	3,083	2,438
Professional services and other(1)	3,253	3,720

Total cost of revenue	6,464	6,287

Gross profit	14,081	9,320
Operating expenses
Research and development(1)	9,124	7,323
Sales and marketing(1)	13,549	13,960
General and administrative(1)	4,186	3,579

Total operating expenses	26,859	24,862

Operating loss	(12,778)	(15,542)
Other income (expense), net	(194)	(107)

Loss before income taxes	(12,972)	(15,649)
Provision for income taxes	79	111

Net loss	$(13,051)	$(15,760)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended October 31,
	2015	2014
	(In thousands)
Cost of subscription and support revenue	$30	$5
Cost of professional services and other revenue	95	43
Research and development	567	196
Sales and marketing	336	131
General and administrative	454	222

Total stock-based compensation expense	$1,482	$597

	Three Months Ended October 31,
	2015	2014
	(As a percentage of total revenue)
Consolidated Statement of Operations Data:
Revenue
License	33.3%	28.3%
Subscription	33.2	29.1
Support	15.0	12.5
Professional services and other	18.5	30.1

Total revenue	100.0	100.0
Cost of revenue
License	0.6	0.8
Subscription and support	15.0	15.6
Professional services and other	15.9	23.9

Total cost of revenue	31.5	40.3

Gross profit	68.5	59.7
Operating expenses
Research and development	44.4	46.9
Sales and marketing	65.9	89.5
General and administrative	20.4	22.9

Total operating expenses	130.7	159.3

Operating loss	(62.2)	(99.6)
Other income (expense), net	(0.9)	(0.7)

Loss before income taxes	(63.1)	(100.3)
Provision for income taxes	0.4	0.7

Net loss	(63.5)%	(101.0)%

Three Months Ended October 31, 2015 and 2014

Revenue

	Three Months Ended October 31,		% Change
	2015	2014
	(Dollar amounts in thousands)
Revenue
License	$6,840	$4,416	54.9%
Subscription	6,826	4,547	50.1%
Support	3,076	1,946	58.1%
Professional services and other	3,803	4,698	(19.1)%

Total revenue	$20,545	$15,607	31.6%

Percentage of revenue
License	33.3%	28.3%
Subscription	33.2%	29.1%
Support	15.0%	12.5%
Professional services and other	18.5%	30.1%

Total	100.0%	100.0%

Total revenue increased $4.9 million, or 32%, in the three months ended October 31, 2015, compared to three months ended October 31, 2014, primarily due to an increase in license revenue of $2.4 million, or 55%, growth in subscription revenue of $2.3 million, or 50% and increase in support revenue of $1.1 million or 58%, partially offset by a decrease in professional services and other revenue of $0.9 million or 19%.

The increase in license revenue of $2.4 million was driven primarily by growth in our on-premises deployments with new and existing customers. The increase in subscription revenue of $2.3 million was primarily due to the growth in the number of customers adopting our cloud-based solution. Additionally, revenue from software support increased $1.1 million as a result of on-premises software licenses that increased our cumulative installed base of customers that pay for recurring software support fees. The decline in professional services and other revenue of $0.9 million, was primarily a result of our decision to increase referrals of professional services opportunities to our partners.

No customer accounted for more than 10% of our total revenue in the three months ended October 31, 2015. Two customers each accounted for 10% or more of our total revenue in the three months ended October 31, 2014. We experienced a slight increase in the proportion of our total revenue that we derive from customers located outside the United States, rising to 43% in the three months ended October 31, 2015 from 42% in the three months ended October 31, 2014.

Cost of Revenue and Gross Margin

	Three Months Ended		% Change
	October 31,
	2015	2014
	(Dollar amounts in thousands)
Cost of revenue
License	$128	$129	(0.8)%
Subscription and support	3,083	2,438	26.5%
Professional services and other	3,253	3,720	(12.6)%

Total cost of revenue	$6,464	$6,287	2.8%

Gross margin
License	98.1%	97.1%
Subscription and support	68.9%	62.5%
Professional services and other	14.5%	20.8%

Total gross margin	68.5%	59.7%

Total cost of revenue increased slightly in the three months ended October 31, 2015, compared to the three months ended October 31, 2014, primarily due to an increase in cost of subscription and support revenue of $0.6 million, or 27%, largely offset by a decrease in cost of professional services and other revenue of $0.5 million, or 13%. The increase in cost of subscription and support revenue was primarily due to increased costs for third party hosting services of $0.5 million and salaries and benefits for additional headcount of $0.1 million. The decrease in cost of professional services and other revenue reflected a $0.3 million decrease in third-party consulting costs and a $0.2 million decrease in salaries, benefits and stock-based compensation expense as we gained efficiencies in our professional services organization and began to refer professional service opportunities to our partners. Cost of license revenue was nominal in both periods.

Total gross margin increased due to the impact of revenue mix between our license, subscription and support, and professional services and other revenue. More specifically, our license and subscription and support revenue accounted for 81% of our total revenue in the three months ended October 31, 2015, compared to 70% of our total revenue the three months ended October 31, 2014. In addition, the increase was partially offset by a decline in gross margin realized on our professional services and other revenue for the three months ended October 31, 2015 as such services are referred to third parties as compared to the three months ended October 31, 2014.

Operating Expenses

	Three Months Ended October 31,
	2015	2014	% Change
	(Dollar amounts in thousands)
Operating expenses
Research and development	$9,124	$7,323	24.6%
Sales and marketing	13,549	13,960	(2.9)%
General and administrative	4,186	3,579	17.0%

Total operating expenses	$26,859	$24,862	8.0%
Percentage of revenue
Research and development	44.4%	46.9%
Sales and marketing	65.9%	89.4%
General and administrative	20.4%	22.9%

Total operating expenses	130.7%	159.3%

Research and Development Expense

Research and development expense increased $1.8 million, or 25%, in the three months ended October 31, 2015, compared to the three months ended October 31, 2014, primarily due to a $1.6 million increase in salaries, benefits and stock-based compensation expense to support ongoing development and enhancement of our product offerings.

Sales and Marketing Expense

Sales and marketing expense decreased $0.4 million, or 3%, in the three months ended October 31, 2015, compared to the three months ended October 31, 2014, primarily due to a $0.6 million decrease in commission expense based on product mix, offset by a $0.2 million increase in salaries, benefits and stock-based compensation expense.

General and Administrative Expense

General and administrative expense increased $0.6, or 17%, million in the three months ended October 31, 2015, compared to the three months ended October 31, 2014, primarily related a $0.5 million increase in salaries and benefits and stock-based compensation expense to support our overall growth and $0.1 million increase in professional services.

Other Income (Expense), Net

	Three Months Ended October 31,
	2015	2014	% Change
	(Dollar amounts in thousands)
Other income (expense), net	$(194)	$(107)	81.3%
Percentage of revenue
Other income (expense), net	(0.9)%	(0.7)%

Other income (expense), increased by $0.1 million during the three months ended October 31, 2015, compared to the three months ended October 31, 2014, primarily due to interest expense.

Provision for Income Taxes

	Three Months Ended October 31,
	2015	2014	% Change
	(Dollar amounts in thousands)
Provision for income taxes	$79	$111	(28.8)%
Percentage of revenue
Provision for income taxes	0.4%	0.7%

Provision for income taxes remained decreased slightly in the three months ended October 31, 2015, compared to the three months ended October 31, 2014, and primarily relates to foreign taxes.

Liquidity and Capital Resources

	As of October 31, 2015	As of July 31, 2015
	(In thousands)
Cash and cash equivalents	$81,485	$89,562

	Three Months Ended October 31,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(7,496)	$(9,325)
Net cash used in investing activities	(50)	(33)
Net cash used in financing activities	(531)	(579)

Net decrease in cash and cash equivalents	$(8,077)	$(9,937)

Prior to our initial public offering (“IPO”), we funded our operations primarily through private sales of equity securities. In April 2015, we raised aggregate net proceeds of $76.9 million in our IPO, after deducting underwriting discounts and commissions and offering expenses payable by us from the gross proceeds. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, our needs for increased data center capacity to support our expanding customer base, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continuing market acceptance of our solutions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

For the three months ended October 31, 2015, we used $7.5 million of cash in our operating activities, which reflects our net loss of $13.1 million, adjusted by non-cash charges of $2.1 million consisting primarily of $1.5 million for stock-based compensation and $0.6 million for depreciation and amortization. Additional sources of cash inflows were from changes in our working capital, including a $1.7 million increase in deferred revenue, a decrease in accounts receivable of $1.4 million, a decrease in prepaid expenses of $0.8 million and an increase in accrued expenses of $0.6 million. These increases were partially offset by a decrease of $1.0 million in accounts payable.

For the three months ended October 31, 2014, we used $9.3 million of cash in our operating activities, which reflects our net loss of $15.8 million, adjusted by non-cash charges of $1.2 million consisting primarily of $0.6 million for stock-based compensation and $0.6 million for depreciation and amortization. Additional sources of cash inflows were from changes in our working capital, including a $4.5 million decrease in accounts receivable, a $0.9 million decrease in prepaid expenses and other assets, and a $0.5 million increase in accrued expenses and other liabilities, which were partially offset by a $0.8 million decrease in deferred revenue and a $0.3 million decrease in accounts payable.

Investing Activities

During the three months ended October 31, 2015, and 2014, cash used in investing activities of $50,000 and $33,000, respectively, was primarily attributable to capital expenditures for technology and software to support the growth of our business.

Financing Activities

During the three months ended October 31, 2015, cash used in financing activities of $0.5 million was primarily due to $0.5 million of repayments on our outstanding debt obligations and $0.1 million paid for fees accrued in connection with our IPO, partially offset by proceeds of $0.1 million from the exercise of stock options. During the three months ended October 31, 2014, cash used in financing activities of $0.6 million was primarily due to $0.7 million of repayments on our outstanding debt obligations, partially offset by $0.1 million of proceeds from exercise of common stock options.

Long-term Debt

In May 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”), which was amended and restated in November 2014 (“Loan Agreement”). The Loan Agreement provides us with the ability to borrow up to $25.0 million through a $12.5 million revolving line of credit subject to an accounts receivable borrowing base, which refinanced and replaced the existing revolving line in its entirety and $12.5 million term loan. We can draw upon the revolving line of credit through October 31, 2017, and the revolving loans bear interest at a rate equal to prime plus 1.5% per annum (4.75% at October 31, 2015). Outstanding revolving loans are limited to the lesser of $12.5 million or 80% of the balance of certain eligible customer accounts receivable. The term loan is available in two tranches. The first tranche, Tranche A, in an aggregate principal amount of $4.0 million, refinanced and replaced the existing term loan and existing growth capital loan in their entirety. The principal amount of Tranche A is payable in equal monthly installments over a 30-month period with the last payment due no later than May 31, 2017. The second tranche, Tranche B, in an aggregate principal amount of up to $8.5 million, is available to borrow through May 31, 2016. Tranche B has interest only payments during such draw period and then the principal is payable in equal monthly installments thereafter over a 24-month period with the last payment due no later than May 1, 2018. The term loan bears interest at a rate equal to prime plus 0.75% per annum (4.0% at October 31, 2015). An end-of-term payment of $156,250 will become due upon the final payment of Tranche A, or Tranche B, if applicable. We are permitted to prepay all term loans without premium or penalty. An existing equipment term loan provided under the Loan Agreement is fully funded and not available for further draws under the amendment and we will continue to repay the outstanding principal in monthly installments, plus interest at a rate equal to prime plus 2.0% per annum (5.25% at October 31, 2015 and 5.25% at July 31, 2015), with the last payment due in June 2017. At October 31, 2015, we had an outstanding balance of $3.3 million under the Loan Agreement.

In connection with the Loan Agreement, we issued warrants (“SVB warrants”) to purchase 3,495, 26,315, and 39,473 shares of common stock during the years ended July 31, 2015, 2013 and 2012, respectively. Warrants to purchase 41,446 shares had an exercise price of $0.69 per share and would have expired in May 2022. Warrants to purchase 24,342 shares had an exercise price of $3.65 per share and would have expired in May 2022. All warrants issued in the years ended July 2012 and 2013 were exercised during the year ended July 31, 2015. Warrants to purchase 3,495 shares have an exercise price of $13.68 and expire in November 2024. Upon funding of Tranche B, we will issue warrants to purchase 10,485 shares of common stock with an exercise price of $13.68 per share and expiration in November 2024. The fair value of the SVB warrants was determined using the Black-Scholes option valuation model. As of October 31, 2015 and July 31, 2015, 3,495 of these warrants to purchase shares of common stock remained outstanding and exercisable.

The Loan Agreement contains customary affirmative covenants and certain financial and negative covenants, including restrictions on disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets and paying dividends. We are required to maintain a minimum liquidity ratio and minimum total revenue on a rolling two-quarter basis that is not less than 80% of our projected revenues for each period. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the Loan and Security Agreement. As of October 31, 2015 and July 31, 2015, we were in compliance with all loan covenants.

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

Contractual Payment Obligations

There were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the three months ended October 31, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on October 14, 2015.

Recent Accounting Pronouncements

Simplifying the Accounting for Measurement-Period Adjustments: In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-16 Simplifying the Accounting for Measurement-Period Adjustments, The amendments in ASU 2015-16 eliminate the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination during the measurement period. Adjustments to provisional amounts are to be recorded in the same period in which the adjustments are determined, and are to be calculated as if the accounting had been completed at the acquisition date. This update requires that all such adjustments be presented separately on the face of the income statement or disclosed in the notes to the financial statements and identify, by financial statement line item, the portion of the adjustment that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The effect of ASU 2015-16 on the Company’s financial statements and related disclosures is subject to its future business combination activity.

Fees Paid in a Cloud Computing Arrangement: In April 2015, the FASB issued ASU 2015-05 related to a customer’s accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. ASU 2015-05 is effective for us in the first fiscal quarter of 2017 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. Early adoption is permitted. We are still evaluating the impact this standard will have on our consolidated financial statements.

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

Revenue Recognition: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us in the first quarter of fiscal 2018. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued a one-year deferral of the effective date of the standard. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, primarily changes in interest rates and currency exchange rate fluctuations.

Interest Rate Risk

We had cash and cash equivalents of $81.5 and $89.6 million as of October 31, 2015 and July 31, 2015, respectively. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making investments, consisting only of money market funds. During the three months ended October 31, 2015 and the year ended July 31, 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our outstanding debt obligations bear interest at a variable rate tied to the prime rate. At October 31, 2015 and July 31, 2015, we had an outstanding balance of $3.3 million and $3.9 million, respectively, on our debt obligations. During the three months ended October 31, 2015 and the year ended July 31, 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest expense.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. All of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the three months ended October 31, 2015 and the year ended July 31, 2015. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. Before making a decision to invest in our common stock, you should carefully consider the risks and uncertainties described below, and in our Annual Report on Form 10-K filed with the SEC on October 14, 2015, together with all of the other information contained in this Quarterly Report on Form 10- Q, including our consolidated financial statements and the related notes thereto. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have a history of losses, and we expect to incur losses for the foreseeable future.

We have incurred significant net losses in each year since our inception, including net losses of $13.1 million and $15.8 million for the three months ended October 31, 2015 and 2014, respectively. As a result, we had an accumulated deficit of $209.3 million at October 31, 2015 and $196.2 million at July 31, 2015, and we expect to continue to incur net losses for the foreseeable future. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. In addition, as we grow because we are a newly public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. While historically, our total revenue has grown, not all components of our total revenue have grown consistently. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our software, increasing competition, any failure to gain or retain channel partners, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to materially decline.

The market for our platform is new and unproven and may not grow or may decrease.

Since we were founded in 2004, we have been creating products for the developing and rapidly evolving market for API-based software platforms, a market that is largely unproven and is subject to a number of inherent risks and uncertainties. We believe that our future success will depend in large part on the growth, if any, in the market for API-based software platforms and predictive analytics. The utilization of API software and predictive analytics is still relatively new, and enterprises may not recognize the need for APIs and predictive analytics or, if they do, they may decide that they do not need a solution that offers the range of functionalities that we offer, or may decide to build such capabilities in-house. In order to grow our business and extend our market position, we intend to expand the functionality of our product and bring new technologies to market to increase market acceptance and use of our platform. It is difficult to predict customer adoption and renewal rates, customer demand for our solutions, the size and growth rate of the overall market that our platform addresses, the entry of competitive products and the success of existing competitive products. Any expansion of the market our platform addresses depends upon a number of factors, including the cost, performance and perceived value associated with such solutions. If the market our platform addresses does not achieve significant additional growth or there is a reduction in demand for such solutions caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced revenue and customer orders, early terminations, and reduced renewal rates, any of which would adversely affect our business, results of operations, financial condition and growth prospects.

We have a short operating history for our recently released solutions, including the current version of our cloud-based solution and the current version of our predictive analytics solution, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a short operating history of selling our recently released solutions, including the current version of our cloud-based solution that we began offering at the end of 2012 and the current version of our predictive analytics solution, Apigee Insights, that we began offering in 2014, which limits our ability to forecast our future operating results and plan for and model future growth. We also have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in developing industries. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or if we do not address these risks successfully, our business, results of operations, financial condition and growth prospects could differ materially from our expectations and our business could suffer.

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

We invest substantial resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet our customers’ evolving demands in our highly competitive industry. In order to be competitive, our platform must address an ever-increasing array of mobile apps, networked devices and back end databases, applications and systems, as well as keep pace with technological innovations in our industry and with our customers’ business requirements. For example, we are focused on enhancing the features and functionality of our platform to enhance its adaptability for the Internet of Things (“IoT”), and have developed Apigee Link, our IoT product for connecting devices to the Internet. We are also focused on enhancing the features and functionality of our platform for the healthcare industry segment, and have developed Apigee Health APIx to enable healthcare payors and providers to securely share patient data with mobile health apps and with each other. We have derived very little revenue from Apigee Link and no revenue from our new healthcare solution to date, and we cannot assure you when new products or solutions under development will be commercially released or that they will generate material revenue. Since developing our platform is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our customers require or expect. The success of new products and enhancements to our platform and their market acceptance may depend upon the timing of introduction of these new products and enhancements, and any failure in this regard may significantly impair our revenue growth.

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

In recent years, there have been significant acquisitions and consolidation by and among our competitors. Consolidation in our industry may allow our competitors to take advantage of the greater resources of the larger organization or may increase the likelihood of our competitors offering bundled or integrated products with which we cannot effectively compete. As a result of these acquisitions, competitors might take advantage of the greater resources of the larger organization to compete more vigorously or broadly with us. If we are unable to differentiate our products from the integrated or bundled products of our competitors, such as by offering enhanced functionality or performance, we may see increased pricing pressure, decreased demand or increased sales and marketing expenses, which would adversely affect our business, operations, financial results and growth prospects. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently their willingness to use software solutions from such firms. Similarly, if customers seek to concentrate their software license purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage regardless of the performance and features of our software. We believe that to remain competitive at the large enterprise level, we may need to develop and expand relationships with resellers, large system integrators and providers of complementary technologies to provide a broad range of products and services. If we are unable to compete effectively, our business, results of operations, financial condition and growth prospects could be materially and adversely affected.

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

We primarily sell our platform on a yearly subscription basis, either deployed in the cloud or on premises. At the end of the term of these subscriptions, customers can renew their existing subscriptions, upgrade their subscriptions, downgrade their subscriptions or not renew. In recent periods, a lesser portion of our total revenue has been derived from annual maintenance and support associated with perpetual licenses. During the year ended July 31, 2015, our subscription and time-based licenses that were eligible for renewal were renewed at a dollar-based simple renewal rate of approximately 86%. We calculate dollar-based simple renewal rate based on the dollar value of renewed contracts divided by the dollar value of expiring contracts at any given period. However, due to limited historical data with respect to rates of subscription renewals by our customers, particularly for our cloud-based solution, we cannot accurately predict customer dollar-based simple renewal rates. The dollar-based simple renewal rate for the year ended July 31, 2015, is not necessarily indicative of our dollar-based simple renewal rate for any future period. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our pricing or our products’ functionality, features or performance, competitors’ product offerings or in-house developed solutions, customers’ ability to continue their operations and spending levels, migration path issues for new versions of products (which we have experienced before) and other factors, a number of which are beyond our control. Our customers have no obligation to renew their subscriptions after the expiration of the initial term, and they may elect not to renew their subscriptions or to reduce the product quantity under their subscriptions or maintenance and support contracts, thereby reducing our future revenue. If our customers do not renew their subscriptions for our products on similar pricing terms, our revenue may decline and our business, results of operations and growth prospects could suffer. In addition, if the average term of our contracts were to decrease, this may afford us less visibility into our future financial performance.

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

To the extent that we are unable to timely recognize revenue from the provision of professional services to our customers or to rely on our partners and others to deliver professional services for our solutions, our total revenue, gross profit and gross margins may be lower.

We generally offer professional services associated with implementing our solutions, and we recognize revenue from professional services primarily on a time and materials basis as services are delivered. Costs associated with maintaining a professional services department is fixed while professional services revenue is dependent on the amount of work actually billed to customers in a period, the combination of which may result in variability in our gross profit. In addition, the timing of the recognition of professional services revenue is dependent on several factors outside our control. If a customer deploys our solutions and utilizes our services more slowly than we expect, we may not be able to recognize the related revenue as quickly as we anticipated, and we may experience an adverse impact on our gross profit and other results of operations. We increasingly rely on our channel partners for professional services associated with implementing our solutions and we plan to continue to expand our channel relationships that provide these professional services to supplement our own resources and, to the extent that we are unable to adequately grow these channel partner relationships, or otherwise have others perform professional services associated with our solutions, we may have a significant portion of our revenue mix derived from our provision of such services which carry lower gross margins than our other revenue sources.

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

Our future success also depends in large part on our ability to identify, attract and retain highly skilled technical, managerial, finance and other personnel, particularly in our sales and marketing, research and development, general and administrative, and professional service departments. We face intense competition for qualified individuals from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense in the San Francisco Bay Area, where our headquarters are located. We may incur significant costs to attract and retain them, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. Certain members of our management team, have only recently joined us, and our productivity and business may be harmed if we do not integrate and train our employees and managers quickly and effectively or if we do not retain them. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.

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

Currently, we sell our solutions primarily through our direct sales force. Our ability to increase our sales to both new and existing customers is in part dependent on our ability to continue to train and expand our sales force, which from July 31, 2012 to July 31, 2015, grew over 250%. There is significant competition for sales personnel with the skills and technical knowledge that we require. Moreover, newly hired sales personnel require substantial training and typically take a significant amount of time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow, a large percentage of our sales force can be expected to be new to the company and our platform. Identifying, recruiting and effectively training sufficient sales personnel to support our growth requires significant time, expenses and management and other resources. If we are unable to hire, develop and retain sales personnel or if our new direct sales personnel are unable to achieve expected sales productivity levels in a reasonable period of time or at all, we may not be able to increase our revenue and grow our business, which would adversely affect our results of operations.

If we fail to manage our growth effectively, our business, operating results and financial condition would be adversely affected.

In recent periods, we have been adding personnel and other resources as we focus on growing our business, entering new geographic markets and increasing our market share, and we expect to incur significant additional expenses in further expanding our personnel, particularly in sales and marketing and our international operations in order to grow our business, operations and customer base, and we intend to continue to make significant additional investments in these areas. The number of our full-time employees was 408 as of October 31, 2015. The return on these investments in terms of increases in revenue, operating margin and number of customers may be lower, or may be realized more slowly, than we expect. If we do not achieve the benefits anticipated from our investments, or if the achievement of these benefits is delayed, our business, results of operations and financial condition would be adversely affected.

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

Amazon Web Services (“AWS”) provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have designed our software and computer systems so as to utilize data processing, storage capabilities and other services provided by AWS. Currently, the vast majority of our cloud service infrastructure is run on AWS. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted.

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

In fiscal 2015 and fiscal 2014, respectively, we derived approximately 38% and 33% of our total revenue from customers located outside the United States. In the three months ended October 31, 2015 and 2014, respectively, we derived approximately 43% and 42% from sales to customers located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. Sales to our customers in foreign countries have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales in that country. We are also exposed to movements in foreign currency exchange rates since the operating expenses we incur for our operations and personnel outside the United States are denominated in local currencies. We have research and development personnel in India and the United Kingdom, engage contractors in various international locations, and have testing and support personnel in the United States, India and the United Kingdom, and we may expand our offshore development efforts. In addition, we have sales and support personnel in numerous countries worldwide and expect to continue to substantially expand our overseas headcount. Our international operations subject us to a variety of additional risks, including:

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

Our platform is designed to be operated in a “self-service” manner by our customers who subscribe to our cloud-based solution. In addition, our platform may be deployed in large scale, complex technology environments of our customers. Our customers and channel partners require training and experience in the proper use of and the variety of benefits that can be derived from our platform to maximize its potential. If our customers do not have sufficient or adequate resources to timely launch projects using our software, or they are unable to operate our software properly, customer perceptions of our platform may be impaired, our reputation and brand may suffer, and customers may choose not to expand their use of our software or to discontinue its use. If our software is not implemented or used correctly or as intended, inadequate performance or security vulnerabilities may result. Because our customers rely on our software to manage a wide range of operations, the incorrect implementation or use of our software, our failure to train customers on how to productively use our software may result in customer dissatisfaction, negative publicity and adversely affect our reputation and brand. Failure by us to provide these training and implementation services to our customers would result in lost opportunities for follow-on sales to these customers and adoption of our platform by new customers, and adversely affect our business and growth prospects.

In cases where our platform has been deployed on premises within a customer’s environment, if we or our customers are unable to configure or implement our software properly, or unable to do so in a timely manner, customer perceptions of our platform may be impaired, our reputation and brand may suffer, and customers may choose not to expand their use of our software or to discontinue its use. In addition, our on-premises solution imposes server load and data storage requirements for implementation. If our customers do not have the server load capacity or the storage capacity required, they may not be able to effectively implement and use our software and, therefore, may not choose to expand their use of our software or to discontinue its use.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of October 31, 2015, we have only been issued nine U.S. patents and have filed fourteen U.S. patent applications. We have no foreign patents. There can be no assurance that additional patents will be issued or that any patents that have been issued or that may be issued in the future will provide significant protection for our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business might be harmed. There is no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when to file patents and when to maintain trade secrets, will be adequate to protect our business. We could be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of us or others or defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of significant resources, the narrowing or invalidation of portions of our intellectual property and have an adverse effect on our business, results of operations and financial condition. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant’s own intellectual property. These steps may be inadequate to protect our intellectual property. Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.

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

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of October 31, 2015 and July 31, 2015, we had goodwill and intangible assets with a net book value of $17.7 million and $17.9 million, respectively, related to our acquisition of InsightsOne Systems, Inc. (“InsightsOne”). An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Our sales contracts are denominated in U.S. dollars, and therefore substantially all of our revenues are not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our software to our customers located outside of the United States, which could adversely affect our business, results of operations, financial condition and cash flows. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported operating results. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information of individuals. The U.S. Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data, and to the security measures applied to such data. Similarly, many foreign countries and governmental bodies, including the member states of the European Union, or EU, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents or by businesses operating within their jurisdiction, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personally identifiable information that identifies or may be used to identify an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. Further, as we undertake efforts to have our platform comply with applicable laws and regulations, these and other obligations may be modified, they may be interpreted and applied in an inconsistent manner from one jurisdiction to another, and they may conflict with one another, other regulatory requirements or our internal practices. We also may be bound by contractual obligations relating to our collection, use and disclosure of personal, financial and other data.

As part of our efforts as a global business to comply with the obligations related to personal data under EU member state laws, we have self-certified under—and are subject to—the U.S. Department of Commerce U.S.-EU Safe Harbor Framework and U.S.-Swiss Safe Harbor Framework. The Safe Harbor Frameworks are intended for organizations operating within the EU and Switzerland that transfer personal data, as the term is used in the context of the EU Data Protection Directive, to the United States and require U.S.-based companies that have certified with the Department of Commerce as part of the Safe Harbor Frameworks to provide assurance that they are adhering to certain standards for data protection. As we expand into new verticals and regions, we will need to comply with these and any new or changed requirements. Self-certification under the Safe Harbor Frameworks subjects us to oversight by the U.S. Federal Trade Commission, and potential non-compliance could result in an investigation and enforcement action brought by the Federal Trade Commission. Recently, the current U.S.-EU Safe Harbor Framework was invalidated by a European court decision, and we are reviewing our business practices in an effort to comply with, and help our customers comply with, relevant laws and regulations of the EU and its member states applicable to our handling of personal data. The invalidation of the current U.S.-EU Safe Harbor Framework may serve as a basis for our personal data handling practices, or those of our customers, to be challenged and may otherwise adversely impact our business. Responding to an investigation or enforcement action by relevant authorities of the EU and its member states could divert management’s attention and resources, cause us to incur investigation, compliance and defense costs and other professional fees, result in fines and other penalties, and adversely affect our business, results of operations, financial condition and cash flows.

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

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board, (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from FASB and the SEC have focused on the integrity of financial reporting. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, FASB issued a new accounting guidance on revenue recognition, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which becomes effective for us beginning August 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method.

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

The trading prices of the securities of technology companies have been and may continue to be highly volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $17.00 per share, the reported high and low sales prices of our common stock have ranged from $5.14 to $20.50 through October 31, 2015. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of October 31, 2015, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, currently beneficially own, in the aggregate 63.5% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of October 31, 2015, holders of an aggregate of 19,799,026 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for our stockholders or ourselves. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

a) Sale of Unregistered Securities

None.

b) Use of Proceeds from Public Offering of Common Stock

Our initial public offering of shares of our common stock was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-202885), which was declared effective by the SEC on April 23, 2015. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 8, 2015	By:	/s/ Chet Kapoor
Chet Kapoor
Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 8, 2015	By:	/s/ Tim Wan
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