Form 10-Q
period 2016-01-31
Apigee Corp
filed 2016-03-04
CIK 1324772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

As of February 29, 2016, the registrant had 29,800,805 shares of common stock, $0.001 par value per share, outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended January 31, 2016

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “could,” “would,” “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future financial performance, including our expectations regarding our gross billings, revenue, revenue mix, cost of revenue, gross profit or gross margin, operating expenses including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability;

•	our business plan and beliefs and objectives for future operations;

•	the anticipated benefits associated with the use of our solutions;

•	our plans to further invest in and grow our business as a whole and specified portions of our business, and our ability to effectively manage our growth and associated investments;

•	our plans to extend our leadership position;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	market adoption of our solutions;

•	our sales and marketing strategies and related activities;

•	our ability to increase sales of our solutions and obtain renewals of our subscriptions;

•	our sales cycles and timing of our sales;

•	our ability to attract and retain customers;

•	our ability to expand sales to our existing customers;

•	maintaining and expanding our customer base and our relationships with our channel partners;

•	our product performance, strategy and positioning;

•	our ability to timely and effectively scale and adapt our solutions;

•	our ability to develop or acquire new solutions and bring them to market in a timely manner and make enhancements to our existing solutions;

•	expanding the delivery of professional services to our customers through our channel partners;

•	increased competition in our markets and our ability to compete effectively;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	our international operations and our ability to continue to expand internationally;

•	our future capital requirements and estimates regarding the sufficiency of our cash resources;

•	the effects of seasonal trends on our business;

•	future acquisitions or investments;

•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices;

•	our intentions with respect to paying stock dividends

•	the sufficiency of, and our uses of, cash; and

•	the future trading prices of our common stock.

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

Apigee Corporation

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	January 31, 2016	July 31, 2015
Assets
Current assets
Cash and cash equivalents	$74,027	$89,562
Accounts receivable, net	25,866	21,451
Prepaid expenses and other current assets	4,458	5,806

Total current assets	104,351	116,819

Property and equipment, net	2,516	3,144
Goodwill	14,744	14,744
Intangible assets, net	2,659	3,200
Other assets	775	799

Total assets	$125,045	$138,706

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,154	$2,015
Accrued expenses and other current liabilities	11,185	9,796
Deferred revenue, current portion	40,437	35,648
Term debt, current portion	2,087	2,079

Total current liabilities	54,863	49,538

Non-current liabilities
Deferred revenue, non-current	4,915	5,154
Deferred rent, non-current	1,301	1,550
Other liabilities, non-current	746	773
Term debt, non-current	741	1,787

Total non-current liabilities	7,703	9,264

Total liabilities	62,566	58,802

Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 and 1,000,000,000 shares authorized; 29,766,293 and 29,386,481shares issued and outstanding at January 31, 2016 and July 31, 2015, respectively	30	29
Additional paid-in capital	280,742	276,099
Accumulated deficit	(218,293)	(196,224)

Total stockholders’ equity	62,479	79,904

Total liabilities and stockholders’ equity	$125,045	$138,706

See accompanying notes to condensed consolidated financial statements

Apigee Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Revenue
License	$8,763	$5,106	$15,603	$9,522
Subscription and support	10,977	7,671	20,879	14,164
Professional services and other	3,149	4,231	6,952	8,929

Total revenue	22,889	17,008	43,434	32,615
Cost of revenue
License	129	128	257	257
Subscription and support	3,141	2,929	6,224	5,367
Professional services and other	3,396	3,324	6,649	7,044

Total cost of revenue	6,666	6,381	13,130	12,668

Gross profit	16,223	10,627	30,304	19,947
Operating expenses
Research and development	8,913	7,062	18,036	14,385
Sales and marketing	11,761	11,214	25,311	25,174
General and administrative	4,212	3,125	8,398	6,704

Total operating expenses	24,886	21,401	51,745	46,263

Loss from operations	(8,663)	(10,774)	(21,441)	(26,316)
Other expense, net	(227)	(183)	(421)	(290)

Loss before provision for income taxes	(8,890)	(10,957)	(21,862)	(26,606)
Provision for income taxes	128	92	207	203

Net loss and comprehensive loss	$(9,018)	$(11,049)	$(22,069)	$(26,809)

Net loss per share:
Basic and diluted	$(0.31)	$(2.73)	$(0.75)	$(6.69)

Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	29,543	4,053	29,519	4,008

See accompanying notes to condensed consolidated financial statements

Apigee Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended January 31,
	2016	2015
Cash flows from operating activities
Net loss	$(22,069)	$(26,809)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,207	1,212
Provision for doubtful accounts	57	18
Amortization of debt discount	15	26
Stock-based compensation expense	3,268	1,447
Changes in operating assets and liabilities
Accounts receivable	(4,472)	(2,630)
Prepaid expenses and other assets	1,368	(357)
Accounts payable	(639)	(204)
Accrued expenses, other liabilities and deferred rent	1,114	520
Deferred revenue	4,550	5,503

Net cash used in operating activities	(15,601)	(21,274)

Cash flows from investing activities
Purchase of property and equipment	(108)	(350)

Net cash used in investing activities	(108)	(350)

Cash flows from financing activities
Payment of remaining issuance costs related to initial public offering	(152)	(1,077)
Proceeds from issuance of debt, net of issuance costs	—	4,000
Repayments of debt obligations	(1,050)	(4,332)
Proceeds from exercise of stock options, net of taxes paid	415	407
Proceeds from employee stock purchase program	961	—

Net cash provided by (used in) financing activities	174	(1,002)

Net decrease in cash and cash equivalents	(15,535)	(22,626)
Cash and cash equivalents
Beginning of period	89,562	51,759

End of period	$74,027	$29,133

Supplemental disclosures
Cash paid for interest	$76	$133
Cash paid for taxes, net of refunds	195	406
Non-cash investing and financing activities
Accrued purchases of property and equipment	$—	$104
Deferred offering costs not yet paid	$—	$1,069

See accompanying notes to condensed consolidated financial statements

Apigee Corporation

Notes to Condensed Consolidated Financial Statements

(1) Description of Business and Significant Accounting Policies

Description of Business

Apigee Corporation (together with its wholly-owned subsidiaries, “Apigee” or the “Company”) is a leading provider of application program interface (“API”) technology and services for enterprises and developers. The Company provides an intelligent API software platform that allows businesses to scale, secure, analyze and manage APIs, as a connection layer between their core IT systems and data and the applications with which their customers, partners, employees and other users engage with the business. The foundations of the Company’s platform are Apigee Edge, a robust API-management solution, and Apigee Insights, the Company’s predictive analytics software solution. The Company delivers its platform both in the cloud and on premises. Apigee was incorporated in Delaware on June 3, 2004 and is headquartered in San Jose, California.

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

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of January 31, 2016 and July 31, 2015, results of operations for the three and six months ended January 31, 2016 and 2015, and cash flows for the six months ended January 31, 2016 and 2015. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using the current exchange rate in effect at the balance sheet date and non-monetary items are remeasured at the historical exchange rate. Expenses are remeasured at the average exchange rates for the period. The resulting gains and losses are included in other income (expense), net and were not material for the three and six months ended January 31, 2016 and 2015.

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

The Company’s significant customers who individually exceeded 10% of total accounts receivable as of the dates shown or total revenue during the period are as follows:

	Revenue							Accounts Receivable
	Three Months Ended January 31,			Six Months Ended January 31,				As of January 31,	As of July 31,
	2016		2015	2016		2015		2016	2015
Customer A		*	14%		*		*	17%		*

*	Does not exceed 10%.

(2) Goodwill and Intangible Assets

There were no material changes in the carrying amount of the Company’s goodwill from its audited consolidated financial statements as of July 31, 2015.

The following tables provide a summary of the carrying amount and accumulated amortization of the Company’s intangible assets:

January 31, 2016	Amortization Period	Gross Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	48-60 months	$5,244	$(2,585)	$2,659

July 31, 2015	Amortization Period	Gross Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	48-60 months	$5,244	$(2,044)	$3,200

Amortization expense was $0.3 million and $0.3 million for the three months ended January 31, 2016 and 2015, respectively, and $0.5 million and $0.6 million for the six months ended January 31, 2016 and 2015, respectively. Expected future amortization expense as of January 31, 2016 is as follows:

Amount
Fiscal	(in thousands)
2016 (remaining)	$494
2017	908
2018	908
2019	349

Total	$2,659

(3) Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis:

	As of January 31, 2016
	Level I	Level II	Level III	Total
	(in thousands)
Financial assets
Money market funds	$71,533	$—	$—	$71,533

Reported as:
Cash and cash equivalents				$71,533

	As of July 31, 2015
	Level I	Level II	Level III	Total
	(in thousands)
Financial assets
Money market funds	$86,370	$—	$—	$86,370

Reported as:
Cash and cash equivalents				$86,370

(4) Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	January 31, 2016	July 31, 2015
	(in thousands)
Prepaid expenses	$1,432	$2,502
Prepaid hosting costs	1,691	2,138
Other	1,335	1,166

	$4,458	$5,806

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over the estimated useful lives. Property and equipment, net consisted of the following:

	January 31, 2016	July 31, 2015
	(in thousands)
Computer equipment and software	$2,653	$2,600
Leasehold improvements	2,591	2,668
Furniture and fixtures	675	671

	5,919	5,939
Less: accumulated depreciation and amortization	(3,403)	(2,795)

	$2,516	$3,144

Total depreciation expense for the three months ended January 31, 2016 and 2015 was $0.3 million and $0.3 million, respectively, and $0.7 million and $0.6 million for the six months ended January 31, 2016 and 2015, respectively.

Accrued Liabilities

Accrued expenses and other current liabilities consisted of the following:

	January 31, 2016	July 31, 2015
	(in thousands)
Accrued payroll and benefits	$1,539	$1,702
Accrued bonus and commission	2,820	3,243
Accrued sales, service and income taxes	2,928	2,291
Other	3,898	2,560

	$11,185	$9,796

Deferred revenue consisted of the following:

	January 31, 2016	July 31, 2015
	(in thousands)
Deferred revenue:
License	$5,418	$8,066
Subscription	22,554	19,856
Support	8,983	8,716
Professional services and other	8,397	4,164

Total deferred revenue	45,352	40,802

Less: current portion of deferred revenue	40,437	35,648

Non-current portion of deferred revenue	$4,915	$5,154

(5) Income Taxes

For the three months ended January 31, 2016 and 2015, the Company recorded $0.1 million and $0.1 million in income tax expense, respectively, which is mainly comprised of foreign taxes. For the six months ended January 31, 2016 and 2015, the Company recorded $0.2 million and $0.2 million in income tax expense, respectively, which is mainly comprised of foreign taxes.

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

The Company files U.S. federal, states and foreign income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is currently being audited by the India taxing authorities related to transfer pricing. Management has recorded a long-term tax liability for uncertain tax positions, including accrued interest and penalties. There has been no material change in the liability in the quarter ended January 31, 2016. Because of the Company’s history of tax losses in the United States and California, all years remain open to tax audit.

(6) Long-term Debt

In May 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”), which was amended and restated in November 2014 (“Loan Agreement”). The loan agreement provides the Company with the ability to borrow up to $25.0 million through a $12.5 million revolving line of credit subject to an accounts receivable borrowing base, which refinanced and replaced the existing revolving line in its entirety and $12.5 million term loan. The Company can draw upon the revolving line of credit through October 31, 2017, and the revolving loans bear interest at a rate equal to prime plus 1.5% per annum (5.0% at January 31, 2016). Outstanding revolving loans are limited to the lesser of $12.5 million or 80% of the balance of certain eligible customer accounts receivable. The term loan is available in two tranches. The first tranche, Tranche A, in an aggregate principal amount of $4.0 million, refinanced and replaced the existing term loan and existing growth capital loan in their entirety. The principal amount of Tranche A is payable in equal monthly installments over a 30-month period with the last payment due no later than May 31, 2017. The second tranche, Tranche B, in an aggregate principal amount of up to $8.5 million, is available to borrow through May 31, 2016. Tranche B has interest-only payments during such draw period and thereafter the principal is payable in equal monthly installments over a 24-month period with the last payment due no later than May 1, 2018. The term loan bears interest at a rate equal to prime plus 0.75% per annum (4.25% at January 31, 2016). An end-of-term payment of $156,250 will become due upon the final payment of Tranche A, or Tranche B, if applicable. The Company is permitted to prepay all term loans without premium or penalty. An existing equipment term loan provided under the Loan Agreement is fully funded and not available for further draws under the amendment. The Company will continue to repay the outstanding principal of this equipment term loan in monthly installments, plus interest at a rate equal to prime plus 2.0% per annum (5.5% at January 31, 2016), with the last payment due in June 2017.

The Loan Agreement contains customary affirmative covenants and certain financial and negative covenants, including restrictions on disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on the Company’s assets and paying dividends. The Company is required to maintain a minimum liquidity ratio and minimum revenue on a rolling two-quarter basis that is not less than 80% of its projected revenues for each period. The Company has pledged substantially all of its assets, other than its intellectual property, as collateral under the loan and security agreement. As of January 31, 2016 and July 31, 2015, the Company was in compliance with all loan covenants.

The Loan Agreement contains customary events of default that include, among others, payment defaults, covenant defaults, bankruptcy defaults, cross-defaults to certain other obligations, judgment defaults and inaccuracy of representations and warranties. Upon the occurrence of an event of default, SVB may elect to declare all amounts outstanding under the Loan and Security Agreement to be immediately due and payable and terminate all commitments to extend further credit. If the Company is unable to repay all amounts outstanding, SVB can proceed against the collateral granted to them to satisfy such indebtedness. In addition, the occurrence of an event of default will increase the applicable rate of interest by three percentage points for the applicable unpaid loan(s).

The Company’s outstanding loan balances as of January 31, 2016 and July 31, 2015 are summarized as follows:

	January 31, 2016	July 31, 2015
	(in thousands)
Silicon Valley Bank term loan, Tranche A	$2,133	$2,934
Silicon Valley Bank equipment loan	708	958

Total principal amount	2,841	3,892
Less: Unamortized discount	(13)	(26)

Total debt	2,828	3,866
Less: current portion	(2,087)	(2,079)

Non-current debt, excluding current portion	$741	$1,787

The future principal maturities of debt as of January 31, 2016 are as follows:

Fiscal	(in thousands)
2016 (remaining)	$1,050
2017	1,791

Total	$2,841

In connection with the Loan Agreement, the Company issued SVB warrants (“SVB warrants”) to purchase 3,495, 26,315 and 39,473 shares of common stock during the years ended July 31, 2015, 2013 and 2012, respectively. On May 13, 2015, 65,788 warrant shares were net exercised on a cashless basis resulting in issuance of 57,082 common shares. As of both January 31, 2016 and July 31, 2015, 3,495 warrants with an exercise price of $13.68 to purchase shares of common stock remained outstanding and exercisable. The outstanding warrants expire in May 2022. If at the Company’s option there is a funding of Tranche B, upon such funding, the Company will issue warrants to purchase 10,485 shares of common stock with an exercise price of $13.68 per share and expiration in November 2024. There were no SVB warrants issued during the three and six months ended January 31, 2016.

The Loan Agreement was further amended on March 2, 2016. Please refer to Note 13 for additional information.

(7) Commitments and Contingencies

Leases

The Company leases office space in San Jose, California; London, United Kingdom; Bangalore, India; and Sydney, Australia under non-cancelable operating leases with various expiration dates through 2019. Rent expense was $0.5 million and $0.6 million, respectively, for the three months ended January 31, 2016 and 2015 and $1.0 million and $1.2 million, respectively, for the six months ended January 31, 2016 and 2015.

Future minimum lease payments under non-cancelable operating leases as of January 31, 2016 are as follows:

Fiscal	(in thousands)
2016 (remaining)	$1,160
2017	2,183
2018	1,863
2019	1,655

Future minimum operating lease payments	6,861
Less: minimum payments to be received from non-cancelable sublease	(85)

Total future minimum operating lease payments, net	$6,776

Letters of Credit

As of both January 31, 2016 and July 31, 2015, the Company had a total of $0.5 million in letters of credit outstanding related to its leased office space in San Jose, California. The letters of credit are collateralized by substantially all of the Company’s assets, excluding its intellectual property. These letters of credit renew annually and mature at various dates through June 30, 2019.

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

The Company includes service level commitments to its cloud customers warranting certain levels of service availability for transaction processing, reliability and permitting those customers to receive credits in the event that it fails to meet those levels. To date, the Company has not incurred any material costs as a result of these commitments and the Company expects the time between any potential claims and issuance of the credits to be short. As a result, the Company has not accrued any liabilities related to these commitments in the Company’s consolidated financial statements.

In addition, the Company has indemnification agreements with its directors and certain of its executive officers that require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.

(8) Segment Information and Information About Geographic Areas

The Company operates its business as one operating segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.

Revenue by geography is based on the shipping address of the customer. The following table presents the Company’s revenue by geographic region for the periods presented:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
United States	$15,413	$11,002	$27,169	$20,108
United Kingdom	1,605	1,905	3,919	3,572
Rest of the world	5,871	4,101	12,346	8,935

	$22,889	$17,008	$43,434	$32,615

No individual country other than the United States and the United Kingdom accounted for more than 10% of total revenue during any of the periods presented.

The following table presents the Company’s long-lived assets by geographic area:

	January 31, 2016	July 31, 2015
	(in thousands)
United States	$19,299	$20,252
Rest of the world	620	836

	$19,919	$21,088

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

(10) Stock Incentive Plan

2005 Stock Incentive Plan

In 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”), which was amended in April 2014. The 2005 Plan was terminated in connection with the IPO with respect to the granting of future awards, and accordingly, no shares are available for future issuance under this plan. All shares that were reserved but not issued under the 2005 Plan as of immediately prior to its termination became available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”) upon its adoption. Shares reserved for issuance pursuant to awards under the 2005 Plan that expire or terminate without having been exercised subsequent to the IPO or are forfeited to or repurchased by the Company subsequent to the IPO will become available for issuance under the 2015 Plan, subject to the limits set forth in the 2015 Plan.

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

As of January 31, 2016, an aggregate of 4,198,590 common shares were reserved under the 2015 Plan, of which 1,506,465 shares remained available for issuance.

2015 Employee Stock Purchase Plan

The Company’s Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “ESPP”) with the first offering period under the ESPP beginning on the effectiveness of the registration statement in connection with the Company’s IPO. As of such date, an aggregate of 775,000 shares of common stock were reserved and available for issuance under the ESPP. Additionally, the ESPP provides that the number of shares reserved and available for issuance will increase annually on the first day of each fiscal year beginning with the 2016 fiscal year equal to the least of (i) 775,000 shares of Common Stock, (ii) 1% of the outstanding shares of Common Stock on the last day of immediately preceding fiscal year, or (iii) an amount determined by the ESPP administrator.

The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at 85% of the fair market value, as defined in the ESPP, on the first day of the offering period or the last day of the purchase period, whichever is lower, and subject to any plan limitations. The ESPP provides for consecutive six-month offering periods, starting on the first trading day on or after June 15 and December 15 of each year. The first offering period began on the first trading day on the effective date of the registration statement and ended on December 15, 2015. The second offering period began on December 16, 2015 and will end on June 15, 2016.

As of January 31, 2016, 928,418 shares were reserved for future issuance under the 2015 ESPP. As of January 31, 2016, the remaining unamortized expense related to the ESPP was $0.3 million, which will be recognized over a remaining service period of 4.5 months of the outstanding ESPP offering period. For the three and six months ended January 31, 2016, 140,447 shares were purchased under the 2015 ESPP.

The fair values of ESPP stock purchase rights in the three and six months ended January 31, 2016 were estimated on the grant date using the Black-Scholes valuation model. Our Black-Scholes valuation model relies on the following assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015

Expected life in years	0.5 - 0.7	—	0.5 - 0.7	—
Expected volatility	30% - 36%	—	30% - 36%	—
Risk-free interest rate	0.1% - 0.5%	—	0.1% - 0.5%	—
Expected dividend yield	—	—	—	—
Weighted average fair value per share	$2.08 - $4.21	—	$2.08 - $4.21	—

Stock-based Compensation Expense

The total stock-based compensation expense recognized for stock-based awards in the consolidated statements of comprehensive loss was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Cost of subscription and support revenue	$41	$8	$71	$13
Cost of professional services and other revenue	101	48	196	91
Research and development expense	671	257	1,238	453
Sales and marketing expense	463	188	799	319
General and administrative expense	510	349	964	571

Total stock-based compensation expense	$1,786	$850	$3,268	$1,447

The total stock-based compensation expense for stock options awarded to non-employees included above was immaterial for all periods presented.

Stock Options

A summary of common stock option activity for the six months ended January 31, 2016 is as follows:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balances at July 31, 2015	4,275,451	$5.75	7.29	$17,468
Options granted	903,300	7.83
Options exercised	(245,568)	1.69
Options cancelled	(206,621)	7.93

Balances at January 31, 2016	4,726,562	$6.26	7.30	$6,895

Exercisable at January 31, 2016	2,377,214	$3.09	5.78	$11,007

Vested and expected to vest at January 31, 2016	4,242,049	$5.96	7.15	$7,457

The Company grants options as part of total stock compensation and such grants have time-based vesting. As of January 31, 2016, the remaining unamortized expense of $7.0 million related to stock options will be recognized over a weighted-average remaining period of 2.9 years.

The intrinsic value for options exercised is the difference between the closing market price of the Company’s common stock on the date of exercise and the exercise price of the in-the-money stock options.

Restricted Stock Units

A summary of Restricted Stock Unit (“RSU”) activity during the six months ended January 31, 2016 is as follows:

	RSUs Outstanding			Aggregate Intrinsic Value (In thousands)
	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Balances at July 31, 2015	279,146	$13.68
Granted	1,592,275	7.90
Released	(12,943)	—
Forfeited	(67,485)	7.62

Balances at January 31, 2016	1,790,993	$7.03	3.74	$13,826

The Company grants RSUs as part of total stock compensation and such grants may have time-based vesting, performance-based vesting or a combination of the two. The fair value of time-based RSUs is determined using the closing market price on the date of grant. As of January 31, 2016, the remaining unamortized expense related to RSUs of $9.1 million will be recognized over a weighted-average remaining period of 3.7 years.

There were RSUs granted in connection with the acquisition of InsightsOne in fiscal 2014. Such RSUs are subject to a time-based vesting condition and a performance-based vesting condition, both of which must be satisfied before these RSUs are vested and settled for shares of common stock. The time-based vesting condition is three years and the performance-based vesting condition was satisfied upon the completion of the Company’s initial public offering in April 2015. The remaining expense is de minimus.

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

The following table presents the calculation of basic and diluted net loss per share for the periods presented:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands, except per share data)
Numerator:
Net loss	$(9,018)	$(11,049)	$(22,069)	$(26,809)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	29,543	4,053	29,519	4,008

Net loss per share, basic and diluted	$(0.31)	$(2.73)	$(0.75)	$(6.69)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Shares subject to outstanding common stock options	4,727	4,269	4,727	4,269
Convertible preferred stock (on an if converted basis)	—	19,724	—	19,724
Restricted common stock	13	—	13	—
Restricted stock units	1,791	14	1,791	14
Shares subject to ESPP	182	—	182	—
Shares subject to common stock warrants	3	69	3	69

Total	6,716	24,076	6,716	24,076

(12) Related Party Transactions

A member of the Company’s board of directors was an employee of a publicly-traded company that is a customer of the Company. For the three months ended January 31, 2016 and 2015, $0.1 million and $0.1 million, respectively, was recorded as revenue from this customer. For the six months ended January 31, 2016 and 2015, $0.2 million and $2.0 million, respectively, was recorded as revenue from this customer. The Company recorded deferred revenue from sales to this customer of $0.5 million and $0.7 million as of January 31, 2016 and July 31, 2015, respectively. There was no amount due for accounts receivable from this customer as of January 31, 2016 or July 31, 2015. Additionally, one of the Company’s officers is a member of the board of directors of a publicly-traded company in India that is a customer of the Company. Revenues recorded from sales to this customer were not material for any period presented. The Company recorded deferred revenue from sales to this customer of $0.7 million and $0.7 million, and had $0.5 million and $0.5 million of accounts receivable due from this customer as of January 31, 2016 and July 31, 2015, respectively.

(13) Subsequent Event

On March 2, 2016 the Company entered into an amendment to its amended and restated Loan and Security Agreement with Silicon Valley Bank (“SVB”). Among other things, pursuant to the March 2, 2016 amendment: (1) the existing amounts outstanding under the term loan and the equipment term loan at March 2, 2016 ($1.87 million and $0.62 million, respectively), plus the $156,250 end-of-term payment on the outstanding balance of the term loan, were consolidated into a supplemental term loan in the principal amount of $2.65 million which is payable over 24 months and bears interest at the Prime Rate (as defined in the Loan Agreement, the “Prime Rate”) plus 0.5% per annum, an interest rate lower than the applicable rate prior to March 2, 2016, (2) all pre-existing and available term and equipment term loans were extinguished, including the $8.5 million available under the second tranche (Tranche B) of the term loan, (3) the amounts available under the revolving portion of the Loan Agreement were increased from $12.5 million to $25.0 million, (4) the revolving portion of the Loan Agreement was extended through October 2019, an additional two years, (5) the minimum liquidity ratio requirement was deleted and replaced with an adjusted quick ratio requirement of 1.75:1 and (6) the minimum revenue requirement was amended to set revenue levels for each quarter of fiscal 2016 measured from the beginning of fiscal 2016.

On and after the March 2, 2016 amendment, the Loan Agreement provides us with the ability to borrow up to $25.0 million through a revolving line of credit, $7.5 million of which can be advanced at any time during the draw period and $17.5 million of which is subject to an accounts receivable borrowing base. The Company can draw upon the revolving line of credit through October 31, 2019, and the revolving loans bear interest at a rate equal to the Prime Rate plus 0.5% per annum (equal to 4.0% at January 31, 2016). Outstanding revolving loans subject to the accounts receivable borrowing base are limited to the lesser of (a) $17.5 million or (b) 80% of the balance of certain eligible customer accounts receivable plus the greater of $6 million or 30% of eligible foreign accounts receivable. The Company will repay the outstanding $2.65 million principal of the supplemental term loan in monthly installments, plus interest at a rate equal to the Prime Rate plus 0.25% per annum (equal to 3.75% at January 31, 2016), with the last payment due in March 2018. So long as the Company is not in default, the Company is permitted to prepay the supplemental term loan in full without premium or penalty.

On and after the March 2, 2016 amendment, the Company is required to maintain a minimum adjusted quick ratio of 1.75:1 and a minimum total revenue of $35 million for the 6 months ended January 31, 2016, $54 million for the 9 months ending April 30, 2016 and $74.75 million for the 12 months ending July 31, 2016. For fiscal quarters after July 31, 2016, the minimum total revenue we are required to maintain will be based on a similar percentage of our annual plan (as approved by our board of directors) as the minimum total revenue requirement for the 6 months ending January 31, 2016 was based on, subject to further adjustment by SVB.

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

We provide an innovative software platform that serves as a connection layer between our customers’ core IT systems and data, and the applications with which their customers, partners, and employees engage with their business. Our web scale and flexible platform processes billions of API calls per week and allows businesses to secure, manage, scale and analyze API traffic, and to design and deploy both APIs and a systematic API strategy. Our cloud service provides up to 99.99% service availability for transaction processing, and a multi-region API delivery network enabling low latency worldwide. Our software platform includes comprehensive security features to enable security at all points of engagement, from users, apps, developers, the API team and the APIs themselves to back-end systems. We enable organizations to control access to APIs and services, and to protect customers and the business from threats, back-end system overload, service issues and sensitive data exposure. Our platform provides end-to-end visibility across the digital value chain with unified operational and business metrics and application monitoring. Furthermore, our platform enables a business to provide a developer community experience that accelerates API adoption, simplifies learning, enables monetization and increases the business value of APIs.

Our customers include many leading businesses: 30 of the Fortune 100, five of the top six Global 2000 retail brands and five of the top ten global telecommunications companies as of January 31, 2016. Our solution has been sold to customers in over 30 countries around the world. Our current focus is on acquiring new customers and increasing revenue from our existing customers as they realize the value of our platform and expand the use of our software through additional use cases and broader deployment within their organizations. We are also focused on increasing adoption of our platform through Apigee Edge Trial.

We generate our revenue primarily from licenses of and subscriptions for our Apigee Edge products and from professional services. We also generate revenue from licenses of and subscriptions to our Apigee Insights, Apigee Sense and Apigee Link products, although such revenue has been immaterial to date. We also offer a free trial version of Apigee Edge to the developer community as Apigee Edge Trial. We provide our customers the flexibility to deploy our software as a cloud service or on-premises. For those customers that deploy our products as a cloud service, we license our software on a subscription basis. For those customers that deploy our products on premises, we offer two pricing options: a time-based subscription or a perpetual license. We recognize revenue from subscription fees ratably over the service period, and the proportion of our revenue mix that we derive from subscriptions has grown over time. We therefore believe that gross billings, which takes into consideration deferred revenue resulting from subscriptions, provide valuable insight into the performance of our business. We expect professional services and other revenue to account for a decreasing percentage of our total revenue over the long term as we continue to increase our subscriptions and licenses and as we encourage our customers to increase their use of professional services provided by our channel partners and other third parties. Although we have focused on increasing referrals of professional services opportunities to our partners in order to expand our network of channel partners and to grow our channel partner relationships, we expect to continue to provide professional services as an important part of our solution to our customers because digital infrastructure transformation frequently involves core business strategy.

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

We have experienced rapid growth in recent periods. Our gross billings were $25.7 million and $22.8 million in the three months ended January 31, 2016 and 2015, respectively, representing a growth rate of 13%, and $48.0 million and $37.6 million in the six months ended January 31, 2016 and 2015, respectively, representing a growth rate of 28%. Our total revenue was $22.9 million and $17.0 million in the three months ended January 31, 2016 and 2015, and $43.4 million and $32.6 million in the six months ended January 31, 2016 and 2015, respectively. Our revenue derived from sales to customers located outside the United States was approximately 33% and 35% in the three months ended January 31, 2016 and 2015 and 37% and 38% in the six months ended January 31, 2016 and 2015, respectively. We expect that sales to customers located outside the United States will continue to comprise a significant portion of our total revenue for the foreseeable future.

We have made substantial investments in developing and improving our platform and solutions, in expanding our sales and marketing capabilities and geographic coverage, and in providing general and administrative resources to support our growth. As a result, we have incurred net losses of $9.0 million and $11.0 million in the three months ended January 31, 2016 and 2015 and $22.1 million and $26.8 million in the six months ended January 31, 2016 and 2015, respectively. We had an accumulated deficit of $218.3 million and $196.2 million as of January 31, 2016 and July 31, 2015, respectively, and we expect to continue to incur net losses for the foreseeable future. We expect that continued investments will drive further growth in our gross billings and total revenue. While increases in our gross billings and total revenue may trail the increases in our operating expenses in the near term, we expect to realize operating leverage in our business model over the long term.

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

Gross Billings. We define gross billings as our total revenue plus the change in our deferred revenue in a period. Our management uses gross billings as a performance measure because we generally bill our customers at the time of sale of our solutions and recognize revenue either upon delivery or ratably over subsequent periods, and a portion of our revenue may be recognized over a period of more than 12 months. We believe that gross billings provide valuable insight into the sales of our solutions and the performance of our business.

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

The following table summarizes certain of our key non-GAAP financial metrics:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(dollar amounts in thousands)

Gross billings	$25,711	$22,833	$47,984	$37,618
Non-GAAP gross profit	$16,592	$10,910	$31,025	$20,505
Non-GAAP gross margin	72.5%	64.1%	71.4%	62.9%
Non-GAAP operating loss	$(6,606)	$(9,633)	$(17,631)	$(24,269)

The following table reflects the reconciliation of the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Gross billings:
Total revenue	$22,889	$17,008	$43,434	$32,615
Total deferred revenue, end of period	45,352	33,193	45,352	33,193
Less: Total deferred revenue, beginning of period	(42,530)	(27,368)	(40,802)	(28,190)

Total change in deferred revenue	2,822	5,825	4,550	5,003

Gross billings	$25,711	$22,833	$47,984	$37,618

Non-GAAP gross profit:
Gross profit	$16,223	$10,627	$30,304	$19,947
Add: Stock-based compensation expense	142	56	267	104
Add: Amortization of intangible assets	227	227	454	454

Non-GAAP gross profit	$16,592	$10,910	$31,025	$20,505

Non-GAAP operating loss:
Operating loss	$(8,663)	$(10,774)	$(21,441)	$(26,316)
Add: Stock-based compensation expense	1,786	850	3,268	1,447
Add: Amortization of intangible assets	271	291	542	600

Non-GAAP operating loss	$(6,606)	$(9,633)	$(17,631)	$(24,269)

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Consolidated Statement of Operations Data:
Revenue
License	$8,763	$5,106	$15,603	$9,522
Subscription	7,638	5,447	14,464	9,994
Support	3,339	2,224	6,415	4,170
Professional services and other	3,149	4,231	6,952	8,929

Total revenue	22,889	17,008	43,434	32,615
Cost of revenue
License	129	128	257	257
Subscription and support(1)	3,141	2,929	6,224	5,367
Professional services and other(1)	3,396	3,324	6,649	7,044

Total cost of revenue	6,666	6,381	13,130	12,668

Gross profit	16,223	10,627	30,304	19,947
Operating expenses
Research and development(1)	8,913	7,062	18,036	14,385
Sales and marketing(1)	11,761	11,214	25,311	25,174
General and administrative(1)	4,212	3,125	8,398	6,704

Total operating expenses	24,886	21,401	51,745	46,263

Operating loss	(8,663)	(10,774)	(21,441)	(26,316)
Other income (expense), net	(227)	(183)	(421)	(290)

Loss before income taxes	(8,890)	(10,957)	(21,862)	(26,606)
Provision for income taxes	128	92	207	203

Net loss	$(9,018)	$(11,049)	$(22,069)	$(26,809)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Cost of subscription and support revenue	$41	$8	$72	$13
Cost of professional services and other revenue	101	48	196	91
Research and development	671	257	1,238	453
Sales and marketing	463	188	799	319
General and administrative	510	349	963	571

Total stock-based compensation expense	$1,786	$850	$3,268	$1,447

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(as a percentage of total revenue)
Consolidated Statement of Operations Data:
Revenue
License	38.3%	30.0%	35.9%	29.2%
Subscription	33.3	32.0	33.3	30.6
Support	14.6	13.1	14.8	12.8
Professional services and other	13.8	24.9	16.0	27.4

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
License	0.6	0.8	0.6	0.8
Subscription and support	13.7	17.2	14.3	16.4
Professional services and other	14.8	19.5	15.3	21.6

Total cost of revenue	29.1	37.5	30.2	38.8

Gross profit	70.9	62.5	69.8	61.2
Operating expenses
Research and development	38.9	41.5	41.5	44.1
Sales and marketing	51.4	65.9	58.3	77.2
General and administrative	18.4	18.4	19.3	20.6

Total operating expenses	108.7	125.8	119.1	141.9

Operating loss	(37.8)	(63.3)	(49.3)	(80.7)
Other income (expense), net	(1.0)	(1.1)	(1.0)	(0.9)

Loss before income taxes	(38.8)	(64.4)	(50.3)	(81.6)
Provision for income taxes	0.6	0.5	0.4	0.6

Net loss	(39.4)%	(64.9)%	(50.7)%	(82.2)%

Three and Six Months Ended January 31, 2016 and 2015

Revenue

	Three Months Ended January 31,			Six Months Ended January 31,
	2016	2015	% Change	2016	2015	% Change
Revenue
License	$8,763	$5,106	71.6%	$15,603	$9,522	63.9%
Subscription	7,638	5,447	40.2%	14,464	9,994	44.7%
Support	3,339	2,224	50.1%	6,415	4,170	53.8%
Professional services and other	3,149	4,231	(25.6)%	6,952	8,929	(22.1)%

Revenue	22,889	17,008		43,434	32,615

Percentage of revenue
License	38.3%	30.0%		35.9%	29.2%
Subscription	33.3%	32.0%		33.3%	30.6%
Support	14.6%	13.1%		14.8%	12.8%
Professional services and other	13.8%	24.9%		16.0%	27.4%

	100.0	100.0%		100.0%	100.0%

Three Months

Total revenue increased $5.9 million, or 35%, in the three months ended January 31, 2016, compared to three months ended January 31, 2015, primarily due to an increase in license revenue of $3.7 million, or 72%, an increase in subscription revenue of $2.2 million, or 40% and an increase in support revenue of $1.1 million or 50%, partially offset by a decrease in professional services and other revenue of $1.1 million or 26%.

The increase in license revenue of $3.7 million was driven primarily by growth in our on-premises deployments with new and existing customers. The increase in subscription revenue of $2.2 million was primarily due to growth in the number of customers adopting our cloud-based solution and existing customers adding capacity. Additionally, revenue from software support increased $1.1 million due to a large number of on-premises software licenses, which increased our cumulative installed base of customers that pay for recurring software support fees, and additional sales to existing customers. The decline in professional services and other revenue of $1.1 million was a combination of lower utilization during the quarter and a higher level of services provided by our integration partners.

No customer accounted for more than 10% of our total revenue in the three months ended January 31, 2016. One customer accounted for 10% or more of our total revenue in the three months ended January 31, 2015. During the quarter, we experienced a slight decrease in the proportion of our total revenue that we derive from customers located outside the United States, with revenue derived from such customers decreasing to 33% in the three months ended January 31, 2016 from 35% in the three months ended January 31, 2015.

Six Months

Total revenue increased $10.8 million, or 33%, in the six months ended January 31, 2016, compared to the six months ended January 31, 2015, primarily due to an increase in license revenue of $6.1 million, or 64%, and growth in subscription revenue of $4.5 million or 45% and an increase in support revenue of $2.2 million, or 54%, partially offset by a decrease in professional services and other revenue of $2.0 million or 22%. The increase in license revenue of $6.1 million was driven primarily by growth in our on-premises deployments with new and existing customers. The increase in subscription revenue of $4.5 million was primarily due to the growth in the number of customers adopting our cloud-based solution. Additionally, revenue from software support increased $2.2 million due to a large number of on-premises software licenses, which increased our cumulative installed base of customers that pay for recurring software support fees. The decline in professional services and other revenue of $2.0 million was primarily a result of lower utilization, and a higher level of services provided by our integration partners.

No customers accounted for more than 10% of our total revenue in the six months ended January 31, 2016 or 2015. We experienced a slight decrease in the proportion of our total revenue that we derive from customers located outside the United States, with revenue derived from such customers decreasing to 37% in the six months ended January 31, 2016 from 39% in the six months ended January 31, 2015.

Cost of Revenue and Gross Margin

	Three Months Ended January 31,			Six Months Ended January 31,
	2016	2015	% Change	2016	2015	% Change

Cost of revenue
License	$129	$128	0.8%	$257	$257	—%
Subscription and support	3,141	2,929	7.2%	6,224	5,367	16%
Professional services and other	3,396	3,324	2.2%	6,649	7,044	(5.6)%

Total cost of revenue	6,666	6,381		13,130	12,668

Gross margin
License	98.5%	97.5%		98.4%	97.3%
Subscription and support	71.4%	61.8%		70.2%	62.1%
Professional services and other	(7.8)%	21.4%		4.4%	21.1%

Total gross margin	70.9%	62.5%		69.8%	61.2%

Three Months

Total cost of revenue increased slightly in the three months ended January 31, 2016, compared to the three months ended January 31, 2015, primarily due to an increase in cost of subscription and support revenue of $0.2 million, or 7% and an increase in cost of professional services and other revenue of less than $0.1 million, or 2%. The increase in cost of subscription and support revenue was primarily due to increased costs for salaries and benefits of $0.2 million due to additional headcount. The increase in cost of professional services and other revenue was primarily due to increased costs of $0.2 million for hiring and training in our professional services organization. Cost of license revenue was nominal in both periods.

Total gross margin increased as a result of a change in revenue mix between our license, subscription and support, and professional services and other revenue during the quarter. In particular, our license and subscription and support revenue accounted for 86% of our total revenue in the three months ended January 31, 2016, compared to 75% of our total revenue the three months ended January 31, 2015. The increase was partially offset by a decline in gross margin on our professional services and other revenue for the three months ended January 31, 2016 as cost for such services increased due to additional headcount.

Six Months

Total cost of revenue increased $0.5 million in the six months ended January 31, 2016, compared to the six months ended January 31, 2015, primarily due to an increase in cost of subscription and support revenue of $0.9 million, or 16%, offset by a decrease in cost of professional services and other revenue of $0.4 million, or 6%. The increase in cost of subscription and support revenue was primarily due to increased costs for third party hosting services of $0.6 million and increased costs for salaries and benefits of $0.3 million due to additional headcount.

The decrease in cost of professional services and other revenue primarily reflected a $0.4 million decrease in third-party consulting costs. Cost of license revenue was nominal in both periods.

Total gross margin increased as a result of a change in revenue mix between our license, subscription and support, and professional services and other revenue. In particular, our license and subscription and support revenue accounted for 84% of our total revenue in the six months ended January 31, 2016, compared to 73% of our total revenue in the six months ended January 31, 2015.

Operating Expenses

	Three Months Ended January 31,			Six Months Ended January 31,
	2016	2015	% Change	2016	2015	% Change
Research and development	$8,913	$7,062	26.2%	$18,036	$14,385	25.4%
Sales and marketing	11,761	11,214	4.9%	25,311	25,174	0.5%
General and administrative	4,212	3,125	34.8%	8,398	6,704	25.3%

Total operating expenses	24,886	21,401		51,745	46,263

Percentage of revenue
Research and development	38.9%	41.5%		41.5%	44.1%
Sales and marketing	51.4%	65.9%		58.3%	77.2%
General and administrative	18.4%	18.4%		19.3%	20.6%

Total operating expenses	108.7%	125.8%		119.1%	141.9%

Three Months

Research and Development Expense

Research and development expense increased $1.9 million, or 26%, in the three months ended January 31, 2016, compared to the three months ended January 31, 2015, primarily due to a $1.5 million increase in salaries, benefits and stock-based compensation expense as we increased headcount and continued to hire in a competitive engineering market to support ongoing development and enhancement of our product offerings. The increase was also due to an additional $0.2 million in professional services and an increase of $0.1 million for travel and related expenses.

Sales and Marketing Expense

Sales and marketing expense increased $0.5 million, or 5%, in the three months ended January 31, 2016, compared to the three months ended January 31, 2015, primarily due to a $0.6 million increase in compensation and related expense due to higher bonus costs as well as the impact of merit increases, which was partially offset by a $0.1 million decrease in recruiting and other hiring costs.

General and Administrative Expense

General and administrative expense increased $1.1 million, or 35%, in the three months ended January 31, 2016, compared to the three months ended January 31, 2015, primarily related to a $0.8 million increase in salaries and benefits and stock-based compensation expense as we increased headcount to support our overall growth. The increase also includes the effect of a one-time benefit of $0.3 million from a litigation settlement received during the three months ended January 31, 2015.

Six Months

Research and Development Expense

Research and development expense increased $3.7 million, or 25%, in the six months ended January 31, 2016, compared to the six months ended January 31, 2015, primarily due to a $2.9 million increase in salaries and benefits and stock-based compensation expense as we increased engineering headcount in the U.S. and continued to hire in a competitive engineering market to support ongoing development and enhancement of our product offerings. In addition, professional services expense increased by $0.5 million and travel and related expenses increased by $0.2 million.

Sales and Marketing Expense

Sales and marketing expense increased $0.1 million, or 1%, in the six months ended January 31, 2016, compared to the six months ended January 31, 2015, primarily due to a $0.1 million increase in compensation expense, due to higher headcount and commission expense.

General and Administrative Expense

General and administrative expense increased $1.7 million, or 25% in the six months ended January 31, 2016, compared to the six months ended January 31, 2015, primarily related to a $0.8 million increase in salaries and benefits and stock-based compensation expense as we increased headcount to support our overall growth, an increase of $0.4 million increase for professional services primarily related to accounting and legal services expense and $0.2 million increase in miscellaneous business-related expenses. This increase includes the effect of a one-time benefit of $0.3 million from a litigation settlement received during the six months ended January 31, 2015.

Other Expense, Net

	Three Months Ended January 31,			Six Months Ended January 31,
	2016	2015	% Change	2016	2015	% Change
Other expense, net	$(227)	$(183)	24.0%	$(421)	$(290)	45.2%

Percentage of revenue
Other expense, net	(1.0)%	(1.1)%		(1.0)%	(0.9)%

Three Months

Other expense, increased slightly during the three months ended January 31, 2016, compared to the three months ended January 31, 2015, primarily due to an increase in interest expense.

Six Months

Other expense, increase by $0.1 million during the six months ended January 31, 2016, compared to the six months ended January 31, 2015, primarily due to increased foreign exchange costs as a result of currency fluctuations.

Provision for Income Taxes

	Three Months Ended January 31,			Six Months Ended January 31,
	2016	2015	% Change	2016	2015	% Change
Provision for income taxes	$128	$92	39.1%	$207	$203	2.0%

Percentage of revenue
Provision for income taxes	0.6%	0.5%		0.5%	0.6%

Three Months

Provision for income taxes increased slightly in the three months ended January 31, 2016, compared to the three months ended January 31, 2015, primarily due to tax expense in foreign jurisdictions.

Six Months

Provision for income taxes remained flat in the six months ended January 31, 2016, compared to the six months ended January 31, 2015.

Liquidity and Capital Resources

	As of January 31, 2016	As of July 31, 2015
	(in thousands)
Cash and cash equivalents	$74,027	$89,562

	Six Months Ended January 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(15,601)	$(21,274)
Net cash used in investing activities	(108)	(350)
Net cash provided by (used in) financing activities	174	(1,002)

Net decrease in cash and cash equivalents	$(15,535)	$(22,626)

Since our inception, we have funded our operations primarily through private sales of equity securities, sales of our solutions and debt facilities. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, our needs for increased data center capacity to support our expanding customer base, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continuing market acceptance of our solutions. To the extent we raise additional funds through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

For the six months ended January 31, 2016, we used $15.6 million of cash in our operating activities, which reflects our net loss of $22.1 million, adjusted by non-cash charges of $4.5 million consisting primarily of $3.3 million for stock-based compensation and $1.2 million for depreciation and amortization. Additional sources of cash inflows were from changes in our working capital, including a $4.6 million increase in deferred revenue, a decrease in prepaid expenses of $1.4 million and an increase in accrued expenses of $1.1 million. These increases were partially offset by an increase in accounts receivable of $4.5 million and a decrease of $0.6 million in accounts payable.

For the six months ended January 31, 2015, we used $21.3 million of cash in our operating activities, which reflects our net loss of $26.8 million, adjusted by non-cash charges of $2.6 million consisting primarily of $1.4 million for stock-based compensation and $1.2 million for depreciation and amortization. Additional sources of cash inflows were from changes in our working capital, including a $5.5 million increase in deferred revenue, and a $0.5 million increase in accrued expenses and other liabilities, which were partially offset by a $2.6 million increase in accounts receivable, a $0.4 million increase in prepaid expenses and other assets, and a $0.2 million decrease in accounts payable.

Investing Activities

During the six months ended January 31, 2016, and 2015, cash used in investing activities of $0.1 million and $0.4 million, respectively, was primarily attributable to capital expenditures for technology and software to support the growth of our business.

Financing Activities

During the six months ended January 31, 2016, cash provided by financing activities of $0.2 million was primarily due to $1.0 million of proceeds from our Employee Stock Purchase Plan and $0.4 million from the exercise of stock options, partially offset by $1.0 million of repayments on our outstanding debt obligations and $0.2 million paid for fees accrued in connection with our IPO.

During the six months ended January 31, 2015, cash used in financing activities of $1.0 million was primarily due to $4.3 million of repayments on our outstanding debt obligations $1.1 million paid for fees in connection with our IPO, partially offset by $4.0 million received from the issuance of debt and $0.4 million of proceeds from exercise of common stock options.

Long-term Debt

In May 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”), which was amended and restated in November 2014 and further amended on March 2, 2016 (the “Loan Agreement”). As amended, the Loan Agreement provides us with the ability to borrow up to $25.0 million through a revolving line of credit, $7.5 million of which can be advanced at any time during the draw period and $17.5 million of which is subject to an accounts receivable borrowing base. We can draw upon the revolving line of credit through October 31, 2019, and the revolving loans bear interest at a rate equal to the Prime Rate (as defined in the Loan Agreement the “Prime Rate”) plus 0.5% per annum (equal to 4.0% at January 31, 2016). Outstanding revolving loans subject to the accounts receivable borrowing base are limited to the lesser of (a) $17.5 million or (b) 80% of the balance of certain eligible customer accounts receivable plus the greater of $6 million or 30% of eligible foreign accounts receivable. As of January 31, 2016, we had not drawn on the revolving line of credit. Pursuant to the March 2, 2016 amendment, we also procured a supplemental term loan of $2.65 million which refinanced, replaced and superseded our pre-existing term loan and equipment term loan in their entirety, and paid off the $156,250 end-of-term payment on the outstanding portion of the term loan. We will repay the outstanding principal of the supplemental term loan in monthly installments, plus interest at a rate equal to the Prime Rate plus 0.25% per annum (equal to 3.75% at January 31, 2016), with the last payment due in March 2018. So long as we are not in default, we are permitted to prepay the supplemental term loan in full without premium or penalty.

The Loan Agreement contains customary affirmative covenants and certain financial and negative covenants, including restrictions on disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets and paying dividends. On and after the March 2, 2016 amendment, we are required to maintain a minimum adjusted quick ratio of 1.75:1 and a minimum total revenue of $35 million for the 6 months ended January 31, 2016, $54 million for the 9 months ending April 30, 2016 and $74.75 million for the 12 months ending July 31, 2016. For fiscal quarters after July 31, 2016, the minimum total revenue we are required to maintain will be based on a similar percentage of our annual plan (as approved by our board of directors) as the minimum total revenue requirement for the 6 months ending January 31, 2016 was based on, subject to further adjustment by SVB. As of January 31, 2016 and July 31, 2015, we were in compliance with all loan covenants. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the Loan Agreement.

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

In connection with the Loan Agreement, we also issued warrants (“SVB Warrants”) to purchase 3,495, 26,315, and 39,473 shares of common stock during the years ended July 31, 2015, 2013 and 2012, respectively. Warrants to purchase 41,446 shares had an exercise price of $0.69 per share and would have expired in May 2022. Warrants to purchase 24,342 shares had an exercise price of $3.65 per share and would have expired in May 2022. On May 13, 2015, 65,788 warrant shares were net exercised on a cashless basis resulting in issuance of 57,082 common shares. Warrants to purchase the remaining 3,495 shares have an exercise price of $13.68 and expire in November 2024. The fair value of the SVB Warrants was determined using the Black-Scholes option valuation model. As of January 31, 2016 and July 31, 2015, 3,495 of these warrants to purchase shares of common stock remained outstanding and exercisable. There were no warrants issued to SVB during the three- or six-month period ended January 31, 2016.

Contractual Payment Obligations

There were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the three and six months ended January 31, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We include service level commitments to our cloud customers warranting certain levels of transaction processing, reliability and performance and permitting those customers to receive credits in the event that we fail to meet those levels. To date, we have not incurred any material costs as a result of these commitments and we expect the time between any potential claims and issuance of the credits to be short. As a result, we have not accrued any liabilities related to these commitments in our consolidated financial statements.

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

Recent Accounting Pronouncements

Leases: In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. This guidance should be applied on a modified retrospective basis for the Company beginning in the first quarter of fiscal 2020. We are beginning to evaluate the impact this standard will have on our consolidated financial statements and related disclosures.

Balance Sheet Classification of Deferred Taxes: In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that all deferred tax assets and liabilities be classified as non-current on the balance sheet. The amendments in ASU 2015-17 are intended to simplify the presentation of deferred income taxes. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. This guidance is effective for the Company on a prospective basis beginning in the first fiscal quarter of 2018, however the Company intends to adopt the ASU in the fourth quarter of the current fiscal year. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Simplifying the Accounting for Measurement-Period Adjustments: In September 2015, the FASB issued ASU No. 2015-16 Simplifying the Accounting for Measurement-Period Adjustments, The amendments in ASU 2015-16 eliminate the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination during the measurement period. Adjustments to provisional amounts are to be recorded in the same period in which the adjustments are determined, and are to be calculated as if the accounting had been completed at the acquisition date. This update requires that all such adjustments be presented separately on the face of the income statement or disclosed in the notes to the financial statements and identify, by financial statement line item, the portion of the adjustment that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-05 is effective for us in the first fiscal quarter of 2017 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. We are evaluating the impact this standard will have on our consolidated financial statements and related disclosures and do not expect it to have a material impact on our consolidated financial statements

ASU 2015-16 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The effect of ASU 2015-16 on the Company’s financial statements and related disclosures is subject to its future business combination activity.

Fees Paid in a Cloud Computing Arrangement: In April 2015, the FASB issued ASU 2015-05 related to a customer’s accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. ASU 2015-05 is effective for us in the first fiscal quarter of 2017 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. We are evaluating the impact this standard will have on our consolidated financial statements and related disclosures and do not expect it to have a material impact on our consolidated financial statements.

Debt Issuance Costs: In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. Early adoption is permitted. This guidance is effective for the Company on a retrospective basis beginning in the first quarter of fiscal 2017 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Revenue Recognition: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued a one-year deferral of the effective date of the standard. With that deferral, the new standard is effective for us in the first quarter of fiscal 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, primarily changes in interest rates and currency exchange rate fluctuations.

Interest Rate Risk

We had cash and cash equivalents of $74.0 and $89.6 million as of January 31, 2016 and July 31, 2015, respectively. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making investments, consisting only of money market funds. During the six months ended January 31, 2016 and the year ended July 31, 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our outstanding debt obligations bear interest at a variable rate tied to the prime rate. At January 31, 2016 and July 31, 2015, we had an outstanding balance of $2.8 million and $3.9 million, respectively, on our debt obligations. During the six months ended January 31, 2016 and the year ended July 31, 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest expense.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. All of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the six months ended January 31, 2016 and the year ended July 31, 2015. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred significant net losses in each year since our inception, including net losses of $22.1 million and $26.8 million for the six months ended January 31, 2016 and 2015, respectively. As a result, we had an accumulated deficit of $218.3 million at January 31, 2016 and $196.2 million at July 31, 2015, and we expect to continue to incur net losses for the foreseeable future. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. In addition, as we grow because we are a newly public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. While historically, our total revenue has grown, not all components of our total revenue have grown consistently. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our software, increasing competition, any failure to gain or retain channel partners, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to materially decline.

The market for our platform is new and unproven and may not grow or may decrease.

Since we were founded in 2004, we have been creating products for the developing and rapidly evolving market for API-based software platforms, a market that is largely unproven and is subject to a number of inherent risks and uncertainties. We believe that our future success will depend in large part on the growth, if any, in the market for API-based software platforms and predictive analytics. The utilization of API software and predictive analytics is still relatively new, and enterprises may not recognize the need for APIs and predictive analytics or, if they do, they may decide that they do not need a solution that offers the range of functionalities that we offer, or may decide to build such capabilities in-house. In order to grow our business and extend our market position, we intend to expand the functionality of our product and bring new technologies to market to increase market acceptance and use of our platform. It is difficult to predict customer adoption and renewal rates, customer demand for our solutions, the size and growth rate of the overall market that our platform addresses, the entry of competitive products and the success of existing competitive products. Any expansion of the market our platform addresses depends upon a number of factors, including the cost, performance and perceived value associated with such solutions. If the market our platform addresses does not achieve significant additional growth or there is a reduction in demand for our platform solutions caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced revenue and customer orders, early terminations, and reduced renewal rates, any of which would adversely affect our business, results of operations, financial condition and growth prospects.

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

We generally offer professional services associated with implementing our solutions, and we recognize revenue from professional services primarily on a time and materials basis as services are delivered. Costs associated with maintaining a professional services department is fixed while professional services revenue is dependent on the amount of work actually billed to customers in a period, the combination of which may result in variability in our gross profit. In addition, the timing of the recognition of professional services revenue is dependent on several factors outside our control. If a customer deploys our solutions and utilizes our services more slowly than we expect, we may not be able to recognize the related revenue as quickly as we anticipated, and we may experience an adverse impact on our gross profit and other results of operations. We increasingly rely on our channel partners for professional services associated with implementing our solutions and we plan to continue to expand our channel relationships that provide these professional services to supplement our own resources and, to the extent that we are unable to adequately grow these channel partner relationships, or otherwise have others perform professional services associated with our solutions, we may have a significant portion of our revenue mix derived from our provision of such services which carry lower gross margins than our other revenue sources and may reduce our gross profit.

The seasonality of our business can create significant variance in our quarterly bookings, license revenue and cash flows from operations.

We operate on a July 31 fiscal year end and believe that there are significant seasonal factors, which may cause us to experience lower levels of revenue in our first fiscal quarter ending October 31 and higher levels of revenue in our second fiscal quarter ending January 31 as compared with other quarters. We believe that this seasonality results from a number of factors, including:

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

If we are unable to attract and retain key personnel, our year-end could be adversely affected.

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

In recent periods, we have been adding personnel and other resources as we focus on growing our business, entering new geographic markets and increasing our market share, and we expect to incur significant additional expenses in further expanding our personnel, particularly in sales and marketing and our international operations in order to grow our business, operations and customer base, and we intend to continue to make significant additional investments in these areas. The number of our full-time employees was 407 as of January 31, 2016. The return on these investments in terms of increases in revenue, operating margin and number of customers may be lower, or may be realized more slowly, than we expect. If we do not achieve the benefits anticipated from our investments, or if the achievement of these benefits is delayed, our business, results of operations and financial condition would be adversely affected.

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

In order to grow our business, we anticipate that we will continue to depend on relationships with third parties, such as Accenture LLP and SAP AG, to resell and co-sell and provide services related to our platform. Our relationships with these partners are at an early stage of development, we have generated very limited revenue through these relationships to date, and we cannot assure you that we will be able to maintain successful relationships with our channel partners or that these partners will be successful in marketing and selling our platform or solutions based upon our platform. Identifying partners such as these, negotiating and supporting relationships with them and maintaining relationships requires a significant commitment of time and resources that may not yield a significant return on our investment in these relationships. Our channel partners are not required to exclusively market or sell our solutions in our target markets and have only limited commitments to dedicate resources to marketing and promoting our solutions. In addition, our competitors may be more effective in providing incentives to our strategic partners or prospective partners to favor their products or services over our solutions. If we are unsuccessful in establishing or maintaining our relationships with strategic partners, or if these partners are unsuccessful in marketing or selling our solutions, or are unable or unwilling to devote sufficient resources to these activities, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer.

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

The amount of time that customers devote to their evaluation, contract negotiation and budgeting processes vary significantly. The length of the sales cycle for our platform averages approximately seven months, but specific transactions can be significantly longer. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. For all of these reasons, it is difficult to predict whether and when a sale will be completed, and when revenue from a sale will be recognized or begin to be recognized. If our sales cycles lengthen, our revenue could be lower than expected, which would have an adverse effect on our business, results of operations and financial condition.

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

Customers of our cloud-based solution need to be able to access our platform 24 hours a day, seven days a week, without interruption or degradation of performance. We outsource all of our data centers to third parties, including AWS. The number of API calls trafficked through our platform is increasing substantially. An API call is a request for data or services from within an application, made through an API, to another application or system. Although we expend considerable effort to ensure that our platform performance is able to handle existing and anticipated traffic levels, we are dependent upon third parties in order to meet these performance requirements of our customers and we may not be able to maintain the level of performance required by our customers, especially to cover peak levels or spikes in the number of API calls trafficked through our platform. The provisioning of new cloud hosting capacity and data center infrastructure requires lead time. If we do not accurately predict our infrastructure capacity requirements with sufficient lead time, our customers could experience service shortfalls.

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

In fiscal 2014 and 2015, respectively, we derived approximately 33% and 38%, respectively, of our total revenue from customers located outside the United States. In the three months ended January 31, 2016 and 2015, we derived approximately 33% and 35%, respectively, of our total revenue from sales to customers located outside the United States, and in the six months ended January 31, 2016 and 2015, we derived approximately 37% and 38%, respectively, of our total revenue from sales to customers located outside the United States. We are continuing to expand our international operations as part of our growth strategy. Sales to our customers in foreign countries have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales in that country. We are also exposed to movements in foreign currency exchange rates since the operating expenses we incur for our operations and personnel outside the United States are denominated in local currencies. We have research and development personnel in India and the United Kingdom, engage contractors in various international locations, and have testing and support personnel in the United States, India and the United Kingdom, and we may expand our offshore development efforts. In addition, we have sales and support personnel in numerous countries worldwide and expect to continue to substantially expand our overseas headcount. Our international operations subject us to a variety of additional risks, including:

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

As noted above, we are subject to the FCPA and the Bribery Act in certain cases. We are also subject to the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other anti-bribery and anti-money laundering laws and regulations in countries in which we conduct activities. Failure to comply with these laws and regulations could cause delays in revenue recognition and financial reporting misstatements, and subject us to other serious adverse consequences discussed below. Anti-corruption and anti-bribery laws such as the FCPA and Bribery Act generally prohibit companies and their employees and third-party intermediaries from making corrupt payments to government officials or private parties for the purpose of obtaining or keeping business, permits or other regulatory approvals, securing an advantage, or directing business to another. These laws also require companies to maintain accurate books and records and a system of internal accounting controls. We plan to increase our international sales and business and engage with an increasing number of business partners and other third-party intermediaries to conduct our business and sell our products and services abroad. We, our business partners, or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. Under the

FCPA, the company may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. Similarly, under the Bribery Act, we may be held strictly liable for the corrupt acts of any person associated with us. As such, if we or our intermediaries fail to comply with the requirements of the FCPA, the Bribery Act or similar legislation, we could be subject to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, significant criminal fines, civil penalties, tax penalties, disgorgement, and other remedial measures, suspension or debarment from contracting with certain governments or other persons, the loss of export privileges, reputational harm, adverse media coverage, civil litigation, and other collateral consequences. In addition, responding to any allegation or action will likely result in a materially significant diversion of management’s attention and resources and investigation, compliance, and defense costs and other professional fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations. We also face the risk of multijurisdictional liability for the same act. This is due to the fact that many countries have broad laws and regulations in place, which overlap with the laws, and regulations of other countries.

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

Incorrect implementation or use of our software could result in customer or developer dissatisfaction and negatively affect our business, operations, financial results and growth prospects.

Our platform is designed to be operated in a “self-service” manner by developers and by customers who subscribe to our cloud-based solution. In addition, our platform may be deployed in large scale, complex technology environments of our customers. Our customers, developers and channel partners require training and experience in the proper use of and the variety of benefits that can be derived from our platform to maximize its potential. If our customers do not have sufficient or adequate resources to timely launch projects using our software, or they are unable to operate our software properly, customer perceptions of our platform may be impaired, our reputation and brand may suffer, and customers may choose not to expand their use of our software or to discontinue its use. If our software is not implemented or used correctly or as intended, inadequate performance or security vulnerabilities may result. Because our customers rely on our software to manage a wide range of operations, the incorrect implementation or use of our software, our failure to train customers on how to productively use our software may result in customer dissatisfaction, negative publicity and adversely affect our reputation and brand. Failure by us to provide these training and implementation services to our customers would result in lost opportunities for follow-on sales to these customers and adoption of our platform by new customers, and adversely affect our business and growth prospects.

In cases where our platform has been deployed on premises within a customer’s environment, if we or our customers or their developers are unable to configure or implement our software properly, or unable to do so in a timely manner, or poor advice or information is spread through our customer or developer communities, customer perceptions of our platform may be impaired, our reputation and brand may suffer, and customers may choose not to expand their use of our software or to discontinue its use. In addition, our on-premises solution imposes server load and data storage requirements for implementation. If our customers do not have the server load capacity or the storage capacity required, they may not be able to effectively implement and use our software and, therefore, may not choose to expand their use of our software or to discontinue its use.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of January 31, 2016, we have only been issued nine U.S. patents and have filed fourteen U.S. patent applications. We have no foreign patents. There can be no assurance that additional patents will be issued or that any patents that have been issued or that may be issued in the future will provide significant protection for our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business might be harmed. There is no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when to file patents and when to maintain trade secrets, will be adequate to protect our business. We could be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of us or others or defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of significant resources, the narrowing or invalidation of portions of our intellectual property and have an adverse effect on our business, results of operations and financial condition. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant’s own intellectual property. These steps may be inadequate to protect our intellectual property. Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.

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

In recent years, there have been significant litigation involving patents and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims. We do not have a significant patent portfolio, which could prevent us from deterring patent infringement claims, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our solutions infringe its rights, the litigation could be expensive and could divert our management and resources.

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

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of January 31, 2016 and July 31, 2015, we had goodwill and intangible assets with a net book value of $17.4 million and $17.9 million, respectively, related to our acquisition of InsightsOne Systems, Inc. (“InsightsOne”). An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

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

We and our customers that use our solutions may be subject to privacy- and data protection-related laws and regulations that impose obligations in connection with the collection, processing and use of personal data, financial data, health data or other similar data. Existing U.S. federal and various state and foreign privacy- and data protection-related laws and regulations are evolving and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current or enact new laws and regulations regarding privacy- and data protection-related matters. For example, the European Union is expected to soon formally adopt a general data protection regulation, to be effective two years after adoption, which would supersede current EU data protection legislation and impose more stringent EU data protection requirements. Such regulation is anticipated to provide for penalties for noncompliance of up to four percent of annual global revenues. More generally, we e believe additional regulation is likely in the area of data privacy, and changing laws, regulations and standards applying to the collection, processing or use of personal or consumer information could affect our customers’ obligations and our facilitation of those obligations. New laws, amendments to or re-interpretations of existing laws and regulations, rules of self-regulatory bodies, industry standards and contractual obligations may impact our business and practices, and we may be required to expend significant resources to adapt to these changes. These developments could harm our business, financial condition and results of operations.

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

As part of our efforts as a global business to comply with the obligations related to personal data under EU member state laws, we have self-certified under—and are subject to—the U.S. Department of Commerce U.S.-EU Safe Harbor Framework and U.S.-Swiss Safe Harbor Framework. The Safe Harbor Frameworks are intended for organizations operating within the EU and Switzerland that transfer personal data, as the term is used in the context of the EU Data Protection Directive, to the United States and require U.S.-based companies that have certified with the Department of Commerce as part of the Safe Harbor Frameworks to provide assurance that they are adhering to certain standards for data protection. As we expand into new verticals and regions, we will need to comply with these and any new or changed requirements. Self-certification under the Safe Harbor Frameworks subjects us to oversight by the U.S. Federal Trade Commission, and potential non-compliance could result in an investigation and enforcement action brought by the Federal Trade Commission. The current U.S.-EU Safe Harbor Framework was invalidated by a European court decision in October 2015. Following that court decision, we intend to use the standard EU model contractual clauses in an effort to help our customers comply with, relevant laws and regulations of the EU and its member states applicable to our handling of personal data. The invalidation of the U.S.-EU Safe Harbor Framework may serve as a basis for our personal data handling practices, or those of our customers, to be challenged and may otherwise adversely impact our business. U.S. and EU authorities reached a political agreement on February 2, 2016 regarding a new potential means for legitimizing personal data transfers from the European Economic Area, or EEA to the United States, the EU-U.S. Privacy Shield, but it is unclear whether the EU-U.S. Privacy Shield will be formally implemented and whether the EU-U.S. Privacy Shield will function as an appropriate means for us to legitimize any of our personal data transfers from the EEA to the U.S. Responding to an investigation or enforcement action by relevant authorities of the EU and its member states could divert management’s attention and resources, cause us to incur investigation, compliance and defense costs and other professional fees, result in fines and other penalties, and adversely affect our business, results of operations, financial condition and cash flows.

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

The future success of our business depends in part upon the continued use of the Internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based platforms and services such as ours. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the Internet is adversely affected by these issues, demand for our platform could decline.

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

The trading prices of the securities of technology companies have been and may continue to be highly volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $17.00 per share, the reported high and low sales prices of our common stock have ranged from $5.14 to $20.50 through January 31, 2016. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of January 31, 2016, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, currently beneficially own, in the aggregate 40.4% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of January 31, 2016, holders of an aggregate of 19,799,026 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for our stockholders or ourselves. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

We rely on judgments, assumptions and estimates, as well as data collected from our data management system, to calculate certain of our metrics, and real or perceived inaccuracies in such metrics may harm our reputation and cause our stock price to decline.

Certain of our metrics are calculated and estimated using data from data systems other than our financial accounting system. While these numbers are based on what we believe to be reasonable calculations and estimates for the applicable period of measurement, there are inherent challenges in measuring these metrics because of the judgments and assumptions such measurements require our management team to make. If these judgments or assumptions are made incorrectly, the resulting calculation or estimation of the applicable metric will likely be inaccurate. Further, the judgments and assumptions made by our management team to calculate or estimate a metric may change from time to time, as additional information is taken into account subsequent to the initial calculation or estimate, and such changes by themselves may significantly impact such metric in future periods and may cause us to revise the calculations or estimations of such metric for historical periods.

If we discover material inaccuracies in our metrics, our reputation may be harmed. Such inaccuracies could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

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

We are in the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

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

Date: March 4, 2016	By:	/s/ Chet Kapoor
Chet Kapoor
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 4, 2016	By:	/s/ Tim Wan
Tim Wan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.12	First Amendment to Amended and Restated Loan and Security Agreement.				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Apigee Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.