Form 10-Q
period 2016-04-30
Apigee Corp
filed 2016-05-27
CIK 1324772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As of May 20, 2016, the registrant had 29,946,852 shares of common stock, $0.001 par value per share, outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended April 30, 2016

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

Apigee Corporation

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	April 30, 2016	July 31, 2015
Assets
Current assets
Cash and cash equivalents	$70,215	$89,562
Accounts receivable, net	27,516	21,451
Prepaid expenses and other current assets	4,669	5,806

Total current assets	102,400	116,819

Property and equipment, net	2,267	3,144
Goodwill	14,744	14,744
Intangible assets, net	2,413	3,200
Other assets	827	799

Total assets	$122,651	$138,706

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$606	$2,015
Accrued expenses and other current liabilities	11,925	9,796
Deferred revenue, current portion	42,548	35,648
Term debt, current portion	1,317	2,079

Total current liabilities	56,396	49,538

Non-current liabilities
Deferred revenue, non-current	8,361	5,154
Deferred rent, non-current	1,177	1,550
Other liabilities, non-current	639	773
Term debt, non-current	1,212	1,787

Total non-current liabilities	11,389	9,264

Total liabilities	67,785	58,802

Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 and 1,000,000,000 shares authorized; 29,896,004 and 29,386,481shares issued and outstanding at April 30, 2016 and July 31, 2015, respectively	30	29
Additional paid-in capital	283,044	276,099
Accumulated deficit	(228,208)	(196,224)

Total stockholders’ equity	54,866	79,904

Total liabilities and stockholders’ equity	$122,651	$138,706

See accompanying notes to condensed consolidated financial statements

Apigee Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Revenue
License	$8,161	$5,697	$23,764	$15,219
Subscription and support	10,452	7,694	31,331	21,858
Professional services and other	4,864	3,899	11,816	12,828

Total revenue	23,477	17,290	66,911	49,905
Cost of revenue
License	128	129	385	386
Subscription and support	3,077	2,808	9,301	8,175
Professional services and other	3,879	3,103	10,528	10,147

Total cost of revenue	7,084	6,040	20,214	18,708

Gross profit	16,393	11,250	46,697	31,197
Operating expenses
Research and development	9,477	7,567	27,514	21,952
Sales and marketing	12,702	11,139	38,012	36,313
General and administrative	4,075	3,299	12,473	10,003

Total operating expenses	26,254	22,005	77,999	68,268

Loss from operations	(9,861)	(10,755)	(31,302)	(37,071)
Other income (expense), net	19	(93)	(402)	(383)

Loss before provision for income taxes	(9,842)	(10,848)	(31,704)	(37,454)
Provision for income taxes	73	140	280	343

Net loss and comprehensive loss	$(9,915)	$(10,988)	$(31,984)	$(37,797)

Net loss per share:
Basic and diluted	$(0.33)	$(2.16)	$(1.08)	$(8.66)

Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	29,830	5,095	29,620	4,363

See accompanying notes to condensed consolidated financial statements

Apigee Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2016	2015
Cash flows from operating activities
Net loss	$(31,984)	$(37,797)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,790	1,809
Provision for doubtful accounts	66	38
Amortization of debt discount	25	38
Stock-based compensation expense	5,378	2,269
Changes in operating assets and liabilities
Accounts receivable	(6,131)	273
Prepaid expenses and other assets	1,100	38
Accounts payable	(1,248)	(1,429)
Accrued expenses, other liabilities and deferred rent	1,779	1,078
Deferred revenue	10,108	10,189

Net cash used in operating activities	(19,117)	(23,494)

Cash flows from investing activities
Purchase of property and equipment	(136)	(835)

Net cash used in investing activities	(136)	(835)

Cash flows from financing activities
Proceeds from issuance of debt, net of issuance costs	2,648	4,000
Payment of remaining issuance costs related to initial public offering	(152)	—
Repayments of debt obligations	(4,158)	(4,858)
Taxes paid related to net share settlement of equity awards	—	(387)
Proceeds from initial public offering, net of offering costs	—	78,264
Proceeds from exercise of stock options, net of taxes paid	607	796
Proceeds from employee stock purchase program	961	—

Net cash (used in) provided by financing activities	(94)	77,815

Net (decrease) increase in cash and cash equivalents	(19,347)	53,486
Cash and cash equivalents
Beginning of period	89,562	51,759

End of period	$70,215	$105,245

Supplemental disclosures
Cash paid for interest	$106	$184
Cash paid for taxes, net of refunds	277	—
Non-cash investing and financing activities
Accrued purchases of property and equipment	$46	$37
Property and equipment acquired utilizing lease incentives	—	139
Deferred offering costs not yet paid	—	1,418

See accompanying notes to condensed consolidated financial statements

Apigee Corporation

Notes to Condensed Consolidated Financial Statements

(1) Description of Business and Significant Accounting Policies

Description of Business

Apigee Corporation (together with its wholly-owned subsidiaries, “Apigee” or the “Company”) is a leading provider of application program interface (“API”) technology and services for enterprises and developers. The Company provides an intelligent API software platform that allows businesses to scale, secure, analyze and manage APIs as a connection layer between their core IT systems and data and the applications with which their customers, partners, employees and other users engage with the business. The foundation of the Company’s platform is Apigee Edge, a robust API-management solution. The Company delivers its platform both in the cloud and on premises. Apigee was incorporated in Delaware on June 3, 2004 and is headquartered in San Jose, California.

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

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of April 30, 2016 and July 31, 2015, results of operations for the three and nine months ended April 30, 2016 and 2015, and cash flows for the nine months ended April 30, 2016 and 2015. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using the current exchange rate in effect at the balance sheet date and non-monetary items are remeasured at the historical exchange rate. Expenses are remeasured at the average exchange rates for the period. The resulting gains and losses are included in other income (expense), net and were not material for the three and nine months ended April 30, 2016 and 2015.

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

The Company’s significant customers who individually exceeded 10% of total accounts receivable as of the dates shown or total revenue during the period are as follows:

	Revenue								Accounts Receivable
	Three Months Ended April 30,				Nine months Ended April 30,				As of April 30,	As of July 31,
	2016		2015		2016		2015		2016	2015
Customer A	14%			*		*		*	19%		*
Customer B		*		*		*		*	11%		*

*	Does not exceed 10%.

(2) Goodwill and Intangible Assets

There were no material changes in the carrying amount of the Company’s goodwill from its audited consolidated financial statements as of July 31, 2015.

The following tables provide a summary of the carrying amount and accumulated amortization of the Company’s intangible assets:

April 30, 2016	Amortization Period	Gross Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	48-60 months	$5,244	$(2,831)	$2,413

July 31, 2015	Amortization Period	Gross Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	48-60 months	$5,244	$(2,044)	$3,200

Amortization expense was $0.3 million and $0.3 million for the three months ended April 30, 2016 and 2015, respectively, and $0.8 million and $0.9 million for the nine months ended April 30, 2016 and 2015, respectively. Expected future amortization expense as of April 30, 2016 is as follows:

Amount
Fiscal	(in thousands)
2016 (remaining)	$248
2017	908
2018	908
2019	349

Total	$2,413

(3) Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis:

	As of April 30, 2016
	Level I	Level II	Level III	Total
	(in thousands)
Financial assets
Money market funds	$67,254	$—	$—	$67,254

Reported as:
Cash and cash equivalents				$67,254

	As of July 31, 2015
	Level I	Level II	Level III	Total
	(in thousands)
Financial assets
Money market funds	$86,370	$—	$—	$86,370

Reported as:
Cash and cash equivalents				$86,370

(4) Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	April 30, 2016	July 31, 2015
	(in thousands)
Prepaid expenses	$1,429	$2,502
Prepaid hosting costs	1,818	2,138
Other	1,422	1,166

	$4,669	$5,806

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over the estimated useful lives. Property and equipment, net consisted of the following:

	April 30, 2016	July 31, 2015
	(in thousands)
Computer equipment and software	$2,739	$2,600
Leasehold improvements	2,614	2,668
Furniture and fixtures	675	671

	6,028	5,939
Less: accumulated depreciation and amortization	(3,761)	(2,795)

	$2,267	$3,144

Total depreciation expense for the three months ended April 30, 2016 and 2015 was $0.3 million and $0.3 million, respectively, and $1.0 million and $0.9 million for the nine months ended April 30, 2016 and 2015, respectively.

Accrued Liabilities

Accrued expenses and other current liabilities consisted of the following:

	April 30, 2016	July 31, 2015
	(in thousands)
Accrued payroll and benefits	$2,231	$1,702
Accrued bonus and commission	3,556	3,243
Accrued sales, service and income taxes	3,144	2,291
Other	2,994	2,560

	$11,925	$9,796

Deferred Revenue

Deferred revenue consisted of the following:

	April 30, 2016	July 31, 2015
	(in thousands)
Deferred revenue:
License	$6,470	$8,066
Subscription	26,468	19,856
Support	10,239	8,716
Professional services and other	7,732	4,164

Total deferred revenue	50,909	40,802

Less: current portion of deferred revenue	42,548	35,648

Non-current portion of deferred revenue	$8,361	$5,154

(5) Income Taxes

For the three months ended April 30, 2016 and 2015, the Company recorded $0.1 million and $0.1 million in income tax expense, respectively, which is mainly comprised of foreign taxes. For the nine months ended April 30, 2016 and 2015, the Company recorded $0.3 million and $0.3 million in income tax expense, respectively, which is mainly comprised of foreign taxes.

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

The Company files U.S. federal, states and foreign income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is currently being audited by the India taxing authorities related to transfer pricing. Management has recorded a long-term tax liability for uncertain tax positions, including accrued interest and penalties. There has been no material change in the liability in the quarter ended April 30, 2016. Because of the Company’s history of tax losses in the United States and California, all years remain open to tax audit.

(6) Long-term Debt

In May 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”), which was amended and restated in November 2014 and further amended on March 2, 2016 (the “Loan Agreement”). Among other things, pursuant to the March 2, 2016 amendment: (1) the existing amounts outstanding under the term loan and the equipment term loan at March 2, 2016 ($1.87 million and $0.62 million, respectively), plus the $156,250 end-of-term payment on the outstanding balance of the term loan, were consolidated into a supplemental term loan in the principal amount of $2.65 million which is payable over 24 months and bears interest at the Prime Rate (as defined in the Loan Agreement, the “Prime Rate”) plus 0.5% per annum, an interest rate lower than the applicable rate prior to March 2, 2016, (2) all pre-existing and available term and equipment term loans were extinguished, including the $8.5 million available under the second tranche (Tranche B) of the term loan, (3) the amounts available under the revolving portion of the Loan Agreement were increased from $12.5 million to $25.0 million, (4) the revolving portion of the Loan Agreement was extended through October 2019, an additional two years, (5) the minimum liquidity ratio requirement was removed and replaced with an adjusted quick ratio requirement of 1.75:1 and (6) the minimum revenue requirement was amended to set revenue levels for each quarter of fiscal 2016 measured from the beginning of fiscal 2016.

On and after the March 2, 2016 amendment, the Loan Agreement provides the Company with the ability to borrow up to $25.0 million through a revolving line of credit, $7.5 million of which can be advanced at any time during the draw period and $17.5 million of which is subject to an accounts receivable borrowing base. The Company can draw upon the revolving line of credit through October 31, 2019, and the revolving loans bear interest at a rate equal to the Prime Rate plus 0.5% per annum (equal to 4.0% at April 30, 2016). Outstanding revolving loans subject to the accounts receivable borrowing base are limited to the lesser of (a) $17.5 million or (b) 80% of the balance of certain eligible customer accounts receivable plus the greater of $6 million or 30% of eligible foreign accounts receivable. The Company will repay the outstanding $2.65 million principal of the supplemental term loan in monthly installments, plus interest at a rate equal to the Prime Rate plus 0.25% per annum (equal to 3.75% at April 30, 2016), with the last payment due in March 2018. So long as the Company is not in default, the Company is permitted to prepay the supplemental term loan in full without premium or penalty.

Pursuant to the March 2, 2016 amendment, the Company is required to maintain a minimum adjusted quick ratio of 1.75:1 and a minimum total revenue of $54 million for the nine months ending April 30, 2016 and $74.75 million for the 12 months ending July 31, 2016. For fiscal quarters after July 31, 2016, the minimum total revenue the Company is required to maintain will be based on our annual plan for the next fiscal year, using criteria consistent with the covenant for the twelve months ending July 31, 2016 (as approved by our board of directors), subject to further adjustment by SVB.

The Company’s outstanding loan balances as of April 30, 2016 and July 31, 2015 are summarized as follows:

	April 30, 2016	July 31, 2015
	(in thousands)
Silicon Valley Bank term loan, Tranche A	$—	$2,934
Silicon Valley Bank equipment loan	—	958
Silicon Valley Bank supplemental loan	2,538	—

Total principal amount	2,538	3,892
Less: Unamortized discount	(9)	(26)

Total debt	2,529	3,866
Less: current portion	(1,317)	(2,079)

Non-current debt, excluding current portion	$1,212	$1,787

The future principal maturities of debt as of April 30, 2016 are as follows:

Fiscal	(in thousands)
2016 (remaining)	$331
2017	1,324
2018	883

Total	$2,538

In connection with the original Loan Agreement, the Company issued SVB warrants (“SVB warrants”) to purchase 3,495, 26,315 and 39,473 shares of common stock during the years ended July 31, 2015, 2013 and 2012, respectively. On May 13, 2015, 65,788 warrant shares were net exercised on a cashless basis resulting in issuance of 57,082 common shares. As of both April 30, 2016 and July 31, 2015, 3,495 warrants with an exercise price of $13.68 to purchase shares of common stock remained outstanding and exercisable. The outstanding warrants expire in May 2022. There were no SVB warrants issued during the three and nine months ended April 30, 2016.

(7) Commitments and Contingencies

Leases

The Company leases office space in San Jose, California; London, United Kingdom; Bangalore, India; and Sydney, Australia under non-cancelable operating leases with various expiration dates through 2019. Rent expense was $0.5 million and $0.6 million, respectively, for the three months ended April 30, 2016 and 2015 and $1.5 million and $1.8 million, respectively, for the nine months ended April 30, 2016 and 2015.

Future minimum lease payments under non-cancelable operating leases as of April 30, 2016 are as follows:

Fiscal	(in thousands)
2016 (remaining)	$559
2017	2,183
2018	1,863
2019	1,655

Future minimum operating lease payments	6,260
Less: minimum payments to be received from non-cancelable sublease	(12)

Total future minimum operating lease payments, net	$6,248

Letters of Credit

As of both April 30, 2016 and July 31, 2015, the Company had a total of $0.5 million in letters of credit outstanding related to its leased office space in San Jose, California. The letters of credit are collateralized by substantially all of the Company’s assets, excluding its intellectual property. These letters of credit renew annually and mature at various dates through June 30, 2019.

Legal Matters and Contingencies

The Company makes a provision for a liability relating to legal matters and loss contingencies when it is both probable that a liability has been or will be incurred and the amount of the loss can be reasonably estimated.

Beginning on March 17, 2016, four purported shareholder class action complaints were filed in the Superior Court of the State of California, County of San Mateo, against the Company, the Company’s directors, certain of the Company’s executive officers, the underwriters of the Company’s IPO and other defendants. The lawsuits were brought by purported stockholders of the Company seeking to represent a class consisting of all purchasers of the Company’s common stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with the Company’s IPO. These complaints allege claims under federal securities laws that such Registration Statement and Prospectus contained false and/or misleading statements or omissions. These complaints seek unspecified compensatory damages and other relief. The Company believes that the claims are without merit and intends to defend these lawsuits vigorously.

From time to time, the Company may become a party to other litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax, and other matters. The Company is not presently a party to any other legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

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

The Company includes service level commitments to its cloud customers warranting certain levels of service availability for transaction processing and reliability and permitting those customers to receive credits in the event that it fails to meet those levels. To date, the Company has not incurred any material costs as a result of these commitments and the Company expects the time between any potential claims and issuance of the credits to be short. As a result, the Company has not accrued any liabilities related to these commitments in the Company’s consolidated financial statements.

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

Revenue by geography is based on the shipping address of the customer. The following table presents the Company’s revenue by geographic region for the periods presented:

	Three Months Ended April 30,		Nine months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
United States	$15,767	$10,099	$42,937	$30,207
United Kingdom	2,474	2,599	6,393	6,481
Rest of the world	5,236	4,592	17,581	13,217

	$23,477	$17,290	$66,911	$49,905

No individual country other than the United States and the United Kingdom accounted for more than 10% of total revenue during any of the periods presented.

The following table presents the Company’s long-lived assets by geographic area:

	April 30, 2016	July 31, 2015
	(in thousands)
United States	$18,857	$20,252
Rest of the world	567	836

	$19,424	$21,088

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

2015 Equity Incentive Plan

In April 2015, the Board adopted, and the Company’s stockholders approved, the 2015 Equity Incentive Plan (the “2015 Plan”), which became effective upon the effectiveness of the registration statement in connection with the Company’s IPO. As of such date, an aggregate of 2,700,000 shares of common stock were reserved for issuance under the 2015 Plan, plus (a) those shares reserved but unissued under the Company’s 2005 Plan as of immediately prior to the termination of the 2005 Plan and (b) shares subject to options, restricted stock units, or similar awards granted under the 2005 Plan that, after the effectiveness of the registration statement, expire or otherwise terminate without having been exercised or issued in full and shares issued pursuant to awards granted under the 2005 Plan that, after the effectiveness of the registration statement, are forfeited to or repurchased by the Company (provided that the maximum number of shares that may be added to the 2015 Plan pursuant to (a) and (b) is 4,515,212 shares). Additionally, the 2015 Plan provides that the number of shares reserved and available for issuance will increase annually on the first day of each fiscal year beginning with the 2016 fiscal year equal to the least of (i) 3,100,000 shares of Common Stock, (ii) 4% of the outstanding shares of Common Stock on the last day of immediately preceding fiscal year, or (iii) an amount determined by the board of directors.

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

As of April 30, 2016, an aggregate of 4,305,973 common shares were reserved under the 2015 Plan, of which 1,076,598 shares remained available for issuance.

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

As of April 30, 2016, 928,418 shares were reserved for future issuance under the 2015 ESPP. As of April 30, 2016, the remaining unamortized expense related to the ESPP was $0.1 million, which will be recognized over a remaining service period of 1.5 months of the outstanding ESPP offering period. For the three and nine months ended April 30, 2016, 0 shares and 140,447 shares, respectively, were purchased under the 2015 ESPP.

The fair values of ESPP stock purchase rights in the three and nine months ended April 30, 2016 were estimated on the grant date using the Black-Scholes valuation model. Our Black-Scholes valuation model relies on the following assumptions:

	Three Months Ended April 30,		Nine months Ended April 30,
	2016	2015	2016	2015

Expected life in years	0.5	—	0.5 - 0.7	—
Expected volatility	36%	—	30% - 36%	—
Risk-free interest rate	0.5%	—	0.1% - 0.5%	—
Expected dividend yield	—	—	—	—
Weighted average fair value per share	$2.08	—	$2.08 - $4.21	—

Stock-based Compensation Expense

The total stock-based compensation expense recognized for stock-based awards in the consolidated statements of comprehensive loss was as follows:

	Three Months Ended April 30,		Nine months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Cost of subscription and support revenue	$43	$8	$114	$21
Cost of professional services and other revenue	132	54	328	145
Research and development expense	897	306	2,135	759
Sales and marketing expense	426	173	1,225	492
General and administrative expense	612	281	1,576	852

Total stock-based compensation expense	$2,110	$822	$5,378	$2,269

The total stock-based compensation expense for stock options awarded to non-employees included above was immaterial for all periods presented.

Stock Options

A summary of common stock option activity for the nine months ended April 30, 2016 is as follows:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balances at July 31, 2015	4,275,451	$5.75	7.29	$17,468
Options granted	977,250	7.86
Options exercised	(369,126)	1.65
Options cancelled	(351,126)	5.78

Balances at April 30, 2016	4,532,449	$6.39	7.10	$15,026

Exercisable at April 30, 2016	2,484,663	$3.82	5.76	$14,597

Vested and expected to vest at April 30, 2016	4,101,167	$6.07	6.94	$14,832

The Company grants options as part of total stock compensation and such grants have time-based vesting. As of April 30, 2016, the remaining unamortized expense of $6.0 million related to stock options will be recognized over a weighted-average remaining period of 2.8 years.

The intrinsic value for options exercised is the difference between the closing market price of the Company’s common stock on the date of exercise and the exercise price of the in-the-money stock options.

Restricted Stock Units

A summary of Restricted Stock Unit (“RSU”) activity during the nine months ended April 30, 2016 is as follows:

	RSUs Outstanding			Aggregate Intrinsic Value (In thousands)
	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Balances at July 31, 2015	279,146	$13.68
Granted	2,126,925	8.14
Released	(19,096)	—
Forfeited	(101,713)	9.16

Balances at April 30, 2016	2,285,262	$7.57	2.94	$22,167

The Company grants RSUs as part of total stock compensation and such grants may have time-based vesting, performance-based vesting or a combination of the two. The fair value of time-based RSUs is determined using the closing market price on the date of grant. As of April 30, 2016, the remaining unamortized expense related to RSUs of $11.2 million will be recognized over a weighted-average remaining period of 3.4 years.

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

The following table presents the calculation of basic and diluted net loss per share for the periods presented:

	Three Months Ended April 30,		Nine months Ended April 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Numerator:
Net loss	$(9,915)	$(10,988)	$(31,984)	$(37,797)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	29,830	5,095	29,620	4,363

Net loss per share, basic and diluted	$(0.33)	$(2.16)	$(1.08)	$(8.66)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of April 30,
	2016	2015
	(in thousands)
Shares subject to outstanding common stock options	4,532	4,261
Over-allotment option offered to the underwriters		767
Restricted common stock	10	—
Restricted stock units	2,285	27
Shares subject to ESPP	182	—
Shares subject to common stock warrants	3	69

Total	7,012	5,124

(12) Transactions with Customers with Common Board Members and Officers

A member of the Company’s board of directors was an employee of a publicly-traded company that is a customer of the Company. For the three months ended April 30, 2016 and 2015, $0.1 million and $0.1 million, respectively, was recorded as revenue from this customer. For the nine months ended April 30, 2016 and 2015, $0.3 million and $2.2 million, respectively, was recorded as revenue from this customer. The Company recorded deferred revenue from sales to this customer of $0.4 million and $0.7 million as of April 30, 2016 and July 31, 2015, respectively. There was no amount due for accounts receivable from this customer as of April 30, 2016 or July 31, 2015. Additionally, one of the Company’s officers is a member of the board of directors of a publicly-traded company in India that is a customer of the Company. Revenues recorded from sales to this customer were not material for any period presented. The Company recorded deferred revenue from sales to this customer of $0.7 million and $0.7 million, and had $0.5 million and $0.5 million of accounts receivable due from this customer as of April 30, 2016 and July 31, 2015, respectively.

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

We believe that application programming interfaces (“APIs”) are a critical enabling technology for the shifts in mobile, cloud computing, big data and the IoT and that APIs are a foundational technology on which digital business operates. APIs are programmed instructions that allow any app (for example, a customer care app on a mobile phone) to consume data and services in back-end systems. We believe that a new and expansive market opportunity exists to help enterprises adopt digital strategies and navigate the digitally driven economy. We believe that in order to build, manage and extract valuable insights from APIs and data needed for digital business, nearly all businesses will require a new layer within their core application software stack to achieve this.

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

We have over 300 paying customers globally. Our customers include many leading businesses: 33 of the Fortune 100, four of the top five Global 2000 retail companies and five of the top ten global telecommunications companies as of April 30, 2016. Our solution has been sold to customers in over 30 countries around the world. Our current focus is on acquiring new customers and increasing revenue from our existing customers as they realize the value of our platform and expand the use of our software through additional use cases and broader deployment within their organizations. We are also focused on increasing adoption of our platform through Apigee Edge Trial.

We generate our revenue primarily from licenses of and subscriptions for our Apigee Edge products and from professional services. We also generate revenue from licenses of and subscriptions to our Apigee Insights, Apigee Sense and Apigee Link products, although such revenue has been immaterial to date. We also offer a free trial version of Apigee Edge to the developer community as Apigee Edge Trial. We provide our customers the flexibility to deploy our software as a cloud service or on-premises. For those customers that deploy our products as a cloud service, we license our software on a subscription basis. For those customers that deploy our products on premises, we offer two pricing options: a time-based subscription or a perpetual license. We recognize revenue from subscription fees ratably over the service period, and the proportion of our revenue mix that we derive from subscriptions has grown over time. We therefore believe that gross billings, which take into consideration deferred revenue resulting from subscriptions, provide valuable insight into the performance of our business. We expect professional services and other revenue to account for a decreasing percentage of our total revenue over the long term as we continue to increase our subscriptions and licenses and as we encourage our customers to increase their use of professional services provided by our channel partners and other third parties. Although we have focused on increasing referrals of professional services opportunities to our partners in order to expand our network of channel partners and to grow our channel partner relationships, we expect to continue to provide professional services as an important part of our solution to our customers because digital infrastructure transformation frequently involves core business strategy.

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

We sell our products through direct field sales, direct inside sales and indirect channel sales. We utilize a wide range of online and offline marketing activities to drive brand awareness, thought leadership, developer trials and lead volume. Our software sales pricing is based on the customer’s usage. Our on-premises term and perpetual license sales and our cloud-based services sales are based on API traffic. Many of our customers initially use our product as a free trial by visiting our website, creating an account and testing the free cloud version of our platform. In addition, we offer open source solutions that introduce developers to the key technical concepts and technologies of APIs and mobile app development, and that allow their APIs and applications to be migrated or deployed to our paid products. After signing up, developers are able to experience the power of our platform and learn how to interact with our solutions, enabling them to understand the benefits of our paid products. We use the trial program as a source of lead volume for our direct sales team.

We have experienced rapid growth in recent periods. Our total revenue was $23.5 million and $17.3 million in the three months ended April 30, 2016 and 2015, respectively, representing a growth rate of 36%, and $66.9 million and $49.9 million in the nine months ended April 30, 2016 and 2015, respectively representing a growth rate of 34%. Our gross billings (gross billings is defined as our total revenue plus the change in our deferred revenue in a period) were $29.0 million and $22.5 million in the three months ended April 30, 2016 and 2015, respectively, representing a growth rate of 29%, and $77.0 million and $60.1 million in the nine months ended April 30, 2016 and 2015, respectively, representing a growth rate of 28%. Our revenue derived from sales to customers located outside the United States was approximately 33% and 42% in the three months ended April 30, 2016 and 2015 and 36% and 39% in the nine months ended April 30, 2016 and 2015, respectively. We expect that sales to customers located outside the United States will continue to comprise a significant portion of our total revenue for the foreseeable future.

We have made substantial investments in developing and improving our platform and solutions, in expanding our sales and marketing capabilities and geographic coverage, and in providing general and administrative resources to support our growth. As a result, we have incurred net losses of $9.9 million and $11.0 million in the three months ended April 30, 2016 and 2015 and $32.0 million and $37.8 million in the nine months ended April 30, 2016 and 2015, respectively. We had an accumulated deficit of $228.2 million and $196.2 million as of April 30, 2016 and July 31, 2015, respectively, and we expect to continue to incur net losses for the foreseeable future. We expect that continued investments will drive further growth in our total revenue and gross billings. While increases in our total revenue and gross billings may trail the increases in our operating expenses in the near term, we expect to realize operating leverage in our business model over the long term.

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

Investment in Our API Solutions

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

	Three Months Ended April 30,		Nine months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Consolidated Statement of Operations Data:
Revenue
License	$8,161	$5,697	$23,764	$15,219
Subscription	6,967	5,368	21,431	15,362
Support	3,485	2,326	9,900	6,496
Professional services and other	4,864	3,899	11,816	12,828

Total revenue	23,477	17,290	66,911	49,905
Cost of revenue
License	128	129	385	386
Subscription and support(1)	3,077	2,808	9,301	8,175
Professional services and other(1)	3,879	3,103	10,528	10,147

Total cost of revenue	7,084	6,040	20,214	18,708

Gross profit	16,393	11,250	46,697	31,197
Operating expenses
Research and development(1)	9,477	7,567	27,514	21,952
Sales and marketing(1)	12,702	11,139	38,012	36,313
General and administrative(1)	4,075	3,299	12,473	10,003

Total operating expenses	26,254	22,005	77,999	68,268

Operating loss	(9,861)	(10,755)	(31,302)	(37,071)
Other income (expense), net	19	(93)	(402)	(383)

Loss before income taxes	(9,842)	(10,848)	(31,704)	(37,454)
Provision for income taxes	73	140	280	343

Net loss	$(9,915)	$(10,988)	$(31,984)	$(37,797)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended April 30,		Nine months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Cost of subscription and support revenue	$43	$8	$114	$21
Cost of professional services and other revenue	132	54	328	145
Research and development	897	306	2,135	759
Sales and marketing	426	173	1,225	492
General and administrative	612	281	1,576	852

Total stock-based compensation expense	$2,110	$822	$5,378	$2,269

	Three Months Ended April 30,		Nine months Ended April 30,
	2016	2015	2016	2015
	(as a percentage of total revenue)
Consolidated Statement of Operations Data:
Revenue
License	34.8%	33.0%	35.5%	30.5%
Subscription	29.7	31.0	32.0	30.8
Support	14.8	13.5	14.8	13.0
Professional services and other	20.7	22.5	17.7	25.7

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
License	0.6	0.7	0.6	0.8
Subscription and support	13.1	16.2	13.9	16.3
Professional services and other	16.5	17.9	15.7	20.3

Total cost of revenue	30.2	34.8	30.2	37.4

Gross profit	69.8	65.2	69.8	62.6
Operating expenses
Research and development	40.4	43.8	41.1	44.0
Sales and marketing	54.1	64.4	56.8	72.8
General and administrative	17.3	19.1	18.7	20.0

Total operating expenses	111.8	127.3	116.6	136.8

Operating loss	(42.0)	(62.1)	(46.8)	(74.2)
Other income (expense), net	0.1	(0.5)	(0.6)	(0.8)

Loss before income taxes	(41.9)	(62.6)	(47.4)	(75.0)
Provision for income taxes	0.3	0.9	0.4	0.7

Net loss	(42.2)%	(63.5)%	(47.8)%	(75.7)%

Three and Nine months Ended April 30, 2016 and 2015

Revenue

	Three Months Ended April 30,			Nine months Ended April 30,
	2016	2015	% Change	2016	2015	% Change
Revenue
License	$8,161	$5,697	43.3%	$23,764	$15,219	56.1%
Subscription	6,967	5,368	29.8%	21,431	15,362	39.5%
Support	3,485	2,326	49.8%	9,900	6,496	52.4%
Professional services and other	4,864	3,899	24.7%	11,816	12,828	(7.9)%

Revenue	23,477	17,290		66,911	49,905

Percentage of revenue
License	34.8%	33.0%		35.5%	30.5%
Subscription	29.7%	31.0%		32.0%	30.8%
Support	14.8%	13.5%		14.8%	13.0%
Professional services and other	20.7%	22.5%		17.7%	25.7%

	100.0	100.0%		100.0%	100.0%

Three Months

Total revenue increased $6.2 million, or 36%, in the three months ended April 30, 2016, compared to three months ended April 30, 2015, primarily due to an increase in license revenue of $2.5 million, or 43%, an increase in subscription revenue of $1.6 million, or 30%, an increase in support revenue of $1.2 million or 50% and an increase in professional services and other revenue of $1.0 million or 25%.

The increase in license revenue of $2.5 million was driven primarily by the sale of additional software licenses and add-on features to one existing customer. The increase in subscription revenue of $1.6 million was primarily due to growth in the number of customers adopting our cloud-based solution and existing customers adding capacity. Additionally, revenue from software support increased $1.2 million due to a large number of on-premises software licenses, which increased our cumulative installed base of customers that pay for recurring software support fees, and additional sales to existing customers. The increase in professional services and other revenue of $1.0 million was a combination of higher utilization during the quarter and a higher volume of training provided during the period.

One customer accounted for more than 10% of our total revenue in the three months ended April 30, 2016. No customers accounted for 10% or more of our total revenue in the three months ended April 30, 2015. During the quarter, we experienced a decrease in the proportion of our total revenue that we derive from customers located outside the United States, with revenue derived from such customers decreasing to 33% in the three months ended April 30, 2016 from 42% in the three months ended April 30, 2015.

Nine months

Total revenue increased $17.0 million, or 34%, in the nine months ended April 30, 2016, compared to the nine months ended April 30, 2015, primarily due to an increase in license revenue of $8.5 million, or 56%, and growth in subscription revenue of $6.1 million or 40% and an increase in support revenue of $3.4 million, or 52%, partially offset by a decrease in professional services and other revenue of $1.0 million or 8%. The increase in license revenue of $8.5 million was driven primarily by growth in our on-premises deployments with new and existing customers. The increase in subscription revenue of $6.1 million was primarily due to growth in the number of customers adopting our cloud-based solution and capacity upgrades by existing customers. Additionally, revenue from software support increased $3.4 million due to a large number of on-premises software licenses, which increased our cumulative installed base of customers that pay for recurring software support fees. The decline in professional services and other revenue of $1.0 million was primarily a result of a decrease in headcount and lower utilization during the second quarter of fiscal 2016.

No customers accounted for more than 10% of our total revenue in the nine months ended April 30, 2016 or 2015. We experienced a slight decrease in the proportion of our total revenue that we derive from customers located outside the United States, with revenue derived from such customers decreasing to 36% in the nine months ended April 30, 2016 from 39% in the nine months ended April 30, 2015.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,			Nine months Ended April 30,
	2016	2015	% Change	2016	2015	% Change

Cost of revenue
License	$128	$129	(0.8)%	$385	$386	(0.3)%
Subscription and support	3,077	2,808	9.6%	9,301	8,175	13.8%
Professional services and other	3,879	3,103	25.0%	10,528	10,147	3.8%

Total cost of revenue	7,084	6,040		20,214	18,708

Gross margin
License	98.4%	97.7%		98.4%	97.5%
Subscription and support	70.6%	63.5%		70.3%	62.6%
Professional services and other	20.3%	20.4%		10.9%	20.9%

Total gross margin	69.8%	65.1%		69.8%	62.5%

Three Months

Total cost of revenue increased $1.0 million in the three months ended April 30, 2016, compared to the three months ended April 30, 2015, primarily due to an increase in cost of subscription and support revenue of $0.3 million, or 10% and an increase in cost of professional services and other revenue of $0.8 million, or 25%. The increase in cost of subscription and support revenue was primarily due to increased costs for salaries and benefits of $0.2 million due to additional headcount. The increase in the cost of professional services consisted primarily of a $0.6 million increase in compensation and related expenses and a $0.2 million increase in travel expense. Cost of license revenue was nominal in both periods.

Total gross margin increased as a result of a change in revenue mix between our license, subscription and support, and professional services and other revenue during the quarter. In particular, our license and subscription and support revenue accounted for 79% of our total revenue in the three months ended April 30, 2016, compared to 77% of our total revenue the three months ended April 30, 2015. The increase was partially offset by a nominal decline in gross margin on our professional services and other revenue for the three months ended April 30, 2016 as cost for such services increased due to additional headcount.

Nine months

Total cost of revenue increased $1.5 million in the nine months ended April 30, 2016, compared to the nine months ended April 30, 2015, primarily due to an increase in cost of subscription and support revenue of $1.1 million, or 14% and an increase in cost of professional services and other revenue of $0.4 million, or 4%. The increase in cost of subscription and support revenue was primarily due to increased costs for third party hosting services of $0.8 million and increased costs for salaries and benefits of $0.6 million due to additional headcount, offset by a $0.2 million reduction in other miscellaneous business-related costs. The increase in cost of professional services and other revenue primarily reflects a $0.4 million increase in compensation and related expenses and a $0.2 million increase in travel expense, offset by a $0.2 million reduction in hiring and professional services. Cost of license revenue was nominal in both periods.

Total gross margin increased as a result of a change in revenue mix between our license, subscription and support, and professional services and other revenue. In particular, our license and subscription and support revenue accounted for 82% of our total revenue in the nine months ended April 30, 2016, compared to 74% of our total revenue in the nine months ended April 30, 2015. The increase was partially offset by a decline in gross margin on our professional services and other revenue for the second quarter of fiscal 2016 due to lower utilization of professional services during the holiday period.

Operating Expenses

	Three Months Ended April 30,			Nine months Ended April 30,
	2016	2015	% Change	2016	2015	% Change
Research and development	$9,477	$7,567	25.2%	$27,514	$21,952	25.3%
Sales and marketing	12,702	11,139	14.0%	38,012	36,313	4.7%
General and administrative	4,075	3,299	23.5%	12,473	10,003	24.7%

Total operating expenses	26,254	22,005		77,999	68,268

Percentage of revenue
Research and development	40.4%	43.8%		41.1%	44.0%
Sales and marketing	54.1%	64.4%		56.8%	72.8%
General and administrative	17.3%	19.1%		18.7%	20.0%

Total operating expenses	111.8%	127.3%		116.6%	136.8%

Three Months

Research and Development Expense

Research and development expense increased $1.9 million, or 25%, in the three months ended April 30, 2016, compared to the three months ended April 30, 2015, primarily due to a $1.6 million increase in compensation and related expenses as we continued to hire in a competitive engineering market to support ongoing development and enhancement of our product offerings. The increase was also due to an additional $0.3 million in professional services and engineering infrastructure.

Sales and Marketing Expense

Sales and marketing expense increased $1.6 million, or 14%, in the three months ended April 30, 2016, compared to the three months ended April 30, 2015, primarily due to a $1.9 million increase in compensation and related expense due to higher commission expense, higher bonus and stock-based compensation costs as well as the impact of merit increases, offset by $0.3 million in miscellaneous business-related expenses.

General and Administrative Expense

General and administrative expense increased $0.8 million, or 24%, in the three months ended April 30, 2016, compared to the three months ended April 30, 2015, primarily related to a $0.5 million increase in compensation and related expenses as we increased headcount to support our overall growth and a $0.3 million increase in miscellaneous business-related expenses.

Nine months

Research and Development Expense

Research and development expense increased $5.6 million, or 25%, in the nine months ended April 30, 2016, compared to the nine months ended April 30, 2015, primarily due to a $4.5 million increase in compensation and related expenses as we continued to hire in a competitive engineering market to support ongoing development and enhancement of our product offerings. In addition, professional services expense and engineering infrastructure increased by $0.6 million, software and equipment expense increased by $0.2 million and travel and related expenses increased by $0.2 million.

Sales and Marketing Expense

Sales and marketing expense increased $1.7 million, or 5%, in the nine months ended April 30, 2016, compared to the nine months ended April 30, 2015, primarily due to a $2.0 million increase in compensation and related expenses due to the impact of higher commission expense, partially offset by $0.3 million decrease in miscellaneous business-related expenses.

General and Administrative Expense

General and administrative expense increased $2.5 million, or 25% in the nine months ended April 30, 2016, compared to the nine months ended April 30, 2015, primarily driven by a $0.6 million increase in compensation and related expenses as we increased headcount to support our overall growth, an increase of $0.6 million in insurance costs related to us becoming a public company, an increase of $0.4 million related to facility costs and a $0.5 million increase in miscellaneous business-related expenses. This increase also includes the effect of a one-time benefit of $0.3 million from a litigation settlement received during the nine months ended April 30, 2015.

Other Income (Expense), Net

	Three Months Ended April 30,			Nine months Ended April 30,
	2016	2015	% Change	2016	2015	% Change
Other income (expense), net	$19	$(93)	NM	$(402)	$(383)	5.0%

Percentage of revenue
Other expense, net	0.1%	(0.5)%		(0.6)%	(0.8)%

Three Months

Other income (expense) increased by $0.1 million during the three months ended April 30, 2016, compared to the three months ended April 30, 2015, primarily due to an increase in interest income.

Nine months

Other income (expense) remained essentially flat during the nine months ended April 30, 2016, compared to the nine months ended April 30, 2015.

Provision for Income Taxes

	Three Months Ended April 30,			Nine months Ended April 30,
	2016	2015	% Change	2016	2015	% Change
Provision for income taxes	$73	$140	(47.9)%	$280	$343	(18.4)%

Percentage of revenue
Provision for income taxes	0.3%	0.9%		0.4%	0.7%

Three Months

Provision for income taxes decreased in the three months ended April 30, 2016, compared to the three months ended April 30, 2015, primarily due to a lower tax expense in foreign jurisdictions.

Nine months

Provision for income taxes decreased in the nine months ended April 30, 2016, compared to the nine months ended April 30, 2015, primarily due to a lower tax expense in foreign jurisdictions.

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

Gross Billings. We define gross billings as our total revenue plus the change in our deferred revenue in a period. We believe that gross billings provide valuable insight into the sales of our solutions and the performance of our business. We do not consider gross billings as a substitute for revenue recognition or revenue measurement.

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

The following table summarizes certain of our key non-GAAP financial metrics:

	Three Months Ended April 30,		Nine months Ended April 30,
	2016	2015	2016	2015
	(dollar amounts in thousands)

Gross billings	$29,034	$22,476	$77,018	$60,094
Non-GAAP gross profit	$16,795	$11,539	$47,820	$32,044
Non-GAAP gross margin	71.5%	66.7%	71.4%	64.2%
Non-GAAP operating loss	$(7,506)	$(9,662)	$(25,137)	$(33,931)

The following table reflects the reconciliation of the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above:

	Three Months Ended April 30,		Nine months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Gross billings:
Total revenue	$23,477	$17,290	$66,911	$49,905
Total deferred revenue, end of period	50,909	38,379	50,909	38,379
Less: Total deferred revenue, beginning of period	(45,352)	(33,193)	(40,802)	(28,190)

Total change in deferred revenue	5,557	5,186	10,107	10,189

Gross billings	$29,034	$22,476	$77,018	$60,094

Non-GAAP gross profit:
Gross profit	$16,393	$11,250	$46,697	$31,197
Add: Stock-based compensation expense	175	62	442	166
Add: Amortization of intangible assets	227	227	681	681

Non-GAAP gross profit	$16,795	$11,539	$47,820	$32,044

Non-GAAP operating loss:
Operating loss	$(9,861)	$(10,755)	$(31,302)	$(37,071)
Add: Stock-based compensation expense	2,110	822	5,378	2,269
Add: Amortization of intangible assets	245	271	787	871

Non-GAAP operating loss	$(7,506)	$(9,662)	$(25,137)	$(33,931)

Liquidity and Capital Resources

	As of April 30, 2016	As of July 31, 2015
	(in thousands)
Cash and cash equivalents	$70,215	$89,562

	Nine months Ended April 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(19,117)	$(23,494)
Net cash used in investing activities	(136)	(835)
Net cash provided by (used in) financing activities	(94)	77,815

Net decrease in cash and cash equivalents	$(19,347)	$53,486

Since our inception, we have funded our operations primarily through cash flow generated from sales of equity securities, sales of our solutions and debt facilities. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, our needs for increased data center capacity to support our expanding customer base, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continuing market acceptance of our solutions. To the extent we raise additional funds through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

For the nine months ended April 30, 2016, we used $19.1 million of cash in our operating activities, which reflects our net loss of $32.0 million, adjusted by non-cash charges of $7.3 million consisting primarily of $5.4 million for stock-based compensation and $1.8 million for depreciation and amortization. Additional sources of cash inflows were from changes in our working capital, including a $10.1 million increase in deferred revenue, an increase of $1.8 million in accrued expenses and a decrease in prepaid expenses of $1.1 million. The increase in cash flows were partially offset by an increase in accounts receivable of $6.1 million and a decrease of $1.2 million in accounts payable.

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

Investing Activities

During the nine months ended April 30, 2016, cash used in investing activities of $0.1 million was primarily attributable to capital expenditures for technology and software to support the growth of our business. During the nine months ended April 30, 2015, cash used in investing activities of $0.8 million was primarily attributable to capital expenditures for technology and software to support the growth of our business.

Financing Activities

During the nine months ended April 30, 2016, cash used in financing activities of $0.1 million was primarily due to the refinancing of our debt. Inflows consisted of proceeds of our amended Supplemental Term loan of $2.6 million, $1.0 million of proceeds from our Employee Stock Purchase Plan and $0.6 million from the exercise of stock options. These inflows were offset by $2.6 million paid to extinguish our previous term loan, $1.5 million of repayments on our previous outstanding debt obligations and $0.2 million paid for fees previously accrued in connection with our IPO.

During the nine months ended April 30, 2015, cash provided by financing activities of $77.8 million was primarily due to $78.3 million net proceeds from our IPO, $4.0 million proceeds from the issuance of debt and $0.8 million proceeds from exercise of stock options, partially offset by $4.9 million of repayments on our outstanding debt obligations and $0.4 million of withholding taxes paid related to net settlement of equity awards.

Long-term Debt

In May 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”), which was amended and restated in November 2014 and further amended on March 2, 2016 (the “Loan Agreement”). As amended, the Loan Agreement provides us with the ability to borrow up to $25.0 million through a revolving line of credit, $7.5 million of which can be advanced at any time during the draw period and $17.5 million of which is subject to an accounts receivable borrowing base. We can draw upon the revolving line of credit through October 31, 2019, and the revolving loans bear interest at a rate equal to the Prime Rate (as defined in the Loan Agreement the “Prime Rate”) plus 0.5% per annum (equal to 4.0% at April 30, 2016). Outstanding revolving loans subject to the accounts receivable borrowing base are limited to the lesser of (a) $17.5 million or (b) 80% of the balance of certain eligible customer accounts receivable plus the greater of $6 million or 30% of eligible foreign accounts receivable. As of April 30, 2016, we had not drawn on the revolving line of credit. Pursuant to the March 2, 2016 amendment, we also procured a supplemental term loan of $2.65 million, which refinanced, replaced and superseded our pre-existing term loan and equipment term loan in their entirety, and paid off the $156,250 end-of-term payment on the outstanding portion of the term loan. We will repay the outstanding principal of the supplemental term loan in monthly installments, plus interest at a rate equal to the Prime Rate plus 0.25% per annum (equal to 3.75% at April 30, 2016), with the last payment due in March 2018. So long as we are not in default, we are permitted to prepay the supplemental term loan in full without premium or penalty.

The Loan Agreement contains customary affirmative covenants and certain financial and negative covenants, including restrictions on disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets and paying dividends. After the March 2, 2016 amendment, we are required to maintain a minimum adjusted quick ratio of 1.75:1 and a minimum total revenue of $35 million for the six months ended January 31, 2016, $54 million for the nine months ending April 30, 2016 and $74.75 million for the twelve months ending July 31, 2016. For fiscal quarters after July 31, 2016, the minimum total revenue we are required to maintain will be based on our annual plan for the next fiscal year using criteria consistent with the covenant for the twelve months ending July 31, 2016 (as approved by our board of directors) as the minimum total revenue requirement for the nine months ending April 30, 2016 was based on, subject to further adjustment by SVB. As of April 30, 2016 we were not in compliance with a loan covenant as one of our non-US bank accounts held a balance greater than the maximum balance permitted under the Loan Agreement. On May 24, 2016, we received a waiver of this requirement from SVB and amended the Loan Agreement to modify certain financial covenants. As of July 31, 2015, we were in compliance with all loan covenants. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the Loan Agreement.

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

In connection with the Loan Agreement, we also issued warrants (“SVB Warrants”) to purchase 3,495, 26,315, and 39,473 shares of common stock during the years ended July 31, 2015, 2013 and 2012, respectively. Warrants to purchase 41,446 shares had an exercise price of $0.69 per share and would have expired in May 2022. Warrants to purchase 24,342 shares had an exercise price of $3.65 per share and would have expired in May 2022. On May 13, 2015, 65,788 warrant shares were net exercised on a cashless basis resulting in issuance of 57,082 common shares. Warrants to purchase the remaining 3,495 shares have an exercise price of $13.68 and expire in November 2024. The fair value of the SVB Warrants was determined using the Black-Scholes option valuation model. As of April 30, 2016 and July 31, 2015, 3,495 of these warrants to purchase shares of common stock remained outstanding and exercisable. There were no warrants issued to SVB during the three- or nine-month period ended April 30, 2016.

Contractual Payment Obligations

There were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the three and nine months ended April 30, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Recent Accounting Pronouncements

Share-Based Payment: In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 (“ASU 2016-09”), “Improvements to Employee Share-Based Payment Accounting (“Topic 718”).” ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the APIC pool and significantly reduces the complexity and cost of accounting for excess tax benefits and tax deficiencies. In addition, excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. This guidance is effective for the Company on a prospective basis beginning in the first fiscal quarter of 2018. We are beginning to evaluate the impact this standard will have on our consolidated financial statements and related disclosures.

Leases: In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. This guidance should be applied on a modified retrospective basis for the Company beginning in the first quarter of fiscal 2020. We are beginning to evaluate the impact this standard will have on our consolidated financial statements and related disclosures.

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

Revenue Recognition: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, which provides a one-year deferral in the effective date of ASU No. 2014-09. Early adoption will be permitted, but not earlier than the original effective date for annual and interim periods. In accordance with the deferral, the effective date applicable to us will be the first quarter of fiscal 2019. In March 2016, the FASB issued ASU No. 2016-08 which provides clarification on assessing whether an entity is a principal or an agent in a revenue transaction, which impacts whether revenue is reported on a gross or net basis. In April 2016, the FASB issued ASU No. 2016-10 which provides guidance on identifying performance obligations in a contract and accounting for licenses of intellectual property. The new standard may be applied retrospectively to each prior period presented or as a cumulative effect recognized as of the date of adoption. We have not yet selected a transition method nor have we determined the effect of the standard will have on our consolidated financial statements and related disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, primarily changes in interest rates and currency exchange rate fluctuations.

Interest Rate Risk

We had cash and cash equivalents of $70.2 and $89.6 million as of April 30, 2016 and July 31, 2015, respectively. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making investments, consisting only of money market funds. During the nine months ended April 30, 2016 and the year ended July 31, 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our outstanding debt obligations bear interest at a variable rate tied to the prime rate. At April 30, 2016 and July 31, 2015, we had an outstanding balance of $2.5 million and $3.9 million, respectively, on our debt obligations. During the nine months ended April 30, 2016 and the year ended July 31, 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest expense.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. All of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the nine months ended April 30, 2016 and the year ended July 31, 2015. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Beginning on March 17, 2015, four purported shareholder class action complaints were filed in the Superior Court of the State of California, County of San Mateo, against the Company, our directors, certain of our executive officers, the underwriters of our IPO and other defendants. The lawsuits were brought by purported stockholders of ours seeking to represent a class consisting of all purchasers of our stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with our April 2015 IPO. These complaints allege claims under federal securities laws that such Registration Statement and Prospectus contained false and/or misleading statements or omissions. These complaints seek unspecified compensatory damages and other relief. The Company believes that the claims are without merit and intends to defend these lawsuits vigorously.

The Company is not able to predict the ultimate outcome of these matters or to reasonably estimate a range of loss related to these lawsuits, if any. If these lawsuits result in a material loss to the Company, this may have an impact on the Company’s financial position, results of operations or cash flows.

From time to time, we may become involved in other legal proceedings arising in the ordinary course of our business. We are not presently a party to any other legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

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

We have incurred significant net losses in each year since our inception, including net losses of $32.0 million and $37.8 million for the nine months ended April 30, 2016 and 2015, respectively. As a result, we had an accumulated deficit of $228.2 million at April 30, 2016 and $196.2 million at July 31, 2015, and we expect to continue to incur net losses for the foreseeable future. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. In addition, as we grow because we are a newly public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. While historically, our total revenue has grown, not all components of our total revenue have grown consistently. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our software, increasing competition, any failure to gain or retain channel partners, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to materially decline.

The market for our platform is new and unproven and may not grow or may decrease.

Since we were founded in 2004, we have been creating products for the developing and rapidly evolving market for API-based software platforms, a market that is largely unproven and is subject to a number of inherent risks and uncertainties. We believe that our future success will depend in large part on the growth, if any, in the market for API-based software platforms. The utilization of API software is still relatively new, and enterprises may not recognize the need for APIs or, if they do, they may decide that they do not need a solution that offers the range of functionalities that we offer, or they may decide to build such capabilities in-house. In order to grow our business and extend our market position, we intend to expand the functionality of our product and bring new technologies to market to increase market acceptance and use of our platform. It is difficult to predict customer adoption and renewal rates, customer demand for our solutions, the size and growth rate of the overall market that our platform addresses, the entry of competitive products and the success of existing competitive products. Any expansion of the market our platform addresses depends upon a number of factors, including the cost, performance and perceived value associated with such solutions. If the market our platform addresses does not achieve significant additional growth or there is a reduction in demand for our platform solutions caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced revenue and customer orders, early terminations, and reduced renewal rates, any of which would adversely affect our business, results of operations, financial condition and growth prospects.

We have a short operating history for our recently released solutions, including the current version of our cloud-based solution and the current version of our predictive analytics solution, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a short operating history of selling our recently released solutions, including the current version of our cloud-based Apigee Edge solution that we began offering at the end of 2012 and other solutions such as Apigee Insights and Apigee Sense, both of which we introduced more recently. This short selling history limits our ability to forecast our future operating results and plan for and model future growth. We also have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in developing industries. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or if we do not address these risks successfully, our business, results of operations, financial condition and growth prospects could differ materially from our expectations and our business could suffer.

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

Moreover, although we have experienced strong growth historically, we may not continue to grow in the future. Any success that we may experience in the future will depend in large part on our ability to, among other things:

•	maintain and expand our customer base and the ways in which our customers use our platform;

•	increase revenue from existing customers through increased or broader use of our platform within their organizations;

•	improve the performance and capabilities of our software through research and development;

•	successfully expand our business domestically and internationally;

•	successfully compete with other companies, open source initiatives and custom development efforts that are currently in, or may in the future enter, the markets for our software;

•	continue to invest in our platform to foster an ecosystem of developers and users to expand the use cases of our software;

•	continue to develop Apigee Edge and other solutions on our platform such as Apigee Link and Apigee Sense;

•	generate leads and convert users of the trial version of our software to paying customers;

•	prevent users from circumventing the terms of their software licenses;

•	continue to enhance our website infrastructure to minimize interruptions or slower than expected download times when accessing our software from our website;

•	process, store and use our customers’ data in compliance with applicable governmental regulations and other legal obligations related to data privacy and security; and

•	hire, integrate and retain qualified talent.

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

We derive substantially all of our revenue and cash flows from our Apigee Edge solution. As such, the market acceptance of Apigee Edge is critical to our continued success. Demand for Apigee Edge is affected by a number of factors beyond our control, including continued market acceptance of our solutions by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors and customer demand for them, the timing of development and release of additional capabilities and functionality by us, technological change, and growth or contraction of the market in which we compete. In addition, similar to the situation encountered by traditional APIs, we cannot assure you that our Apigee Edge solution and future enhancements to our platform and solutions will be able to address future advances in technology or requirements of digital businesses. Moreover, our platform may not be able to scale and perform to meet increased requirements, including any associated with the proliferation of mobile apps and devices. We also lacked a clear migration path to transition existing customers under prior versions of our Apigee Edge solution (versions prior to August 2012), which has limited our ability to sell add-on purchases to these existing customers. We have experienced, and may continue to experience, decline in add-on purchases from customers using prior versions of our Apigee Edge solution. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, results of operations, financial condition and growth prospects will be materially and adversely affected.

If we are not able to introduce new products successfully and to make enhancements to existing products, our growth rates would likely decline and our business, results of operations and competitive position could suffer.

We invest substantial resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet our customers’ evolving demands in our highly competitive industry. In order to be competitive, our platform must address an ever-increasing array of mobile apps, networked devices and back end databases, applications and systems, as well as keep pace with technological innovations in our industry and with our customers’ business requirements. For example, we are focused on enhancing the features and functionality of our platform to enhance its adaptability for the Internet of Things (“IoT”), and have developed Apigee Link, our IoT product for connecting devices to the Internet. We are also focused on enhancing the features and functionality of our platform for the healthcare industry segment, and have developed Apigee Health APIx to enable healthcare payors and providers to securely share patient data with mobile health apps and with each other. In addition, we recently introduced Apigee Sense for enhanced, data-driven API security. We have derived very little revenue from Apigee Link and no revenue from our new healthcare solution or Apigee Sense to date, and we cannot assure you when new products or solutions under development will be commercially released or that they will generate material revenue. Since developing our platform is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our customers require or expect. The success of new products and enhancements to our platform and their market acceptance may depend upon the timing of introduction of these new products and enhancements, and any failure in this regard may significantly impair our revenue growth.

We also have invested, and may in the future continue to invest, in the acquisition of complementary products or services that expand the solutions that we can offer our customers and help us enter into new markets. We often make these investments without being certain that they will result in products or enhancements that our target markets will accept or that they will expand our share of those markets. The sizes of the markets currently addressed by our products are not certain, and our ability to grow our business in the future may depend upon our ability to introduce new solutions or enhance and improve our existing products for those markets or entry into new markets. Our growth would likely be adversely affected and we would not be able to extend our leadership position if we fail to introduce these new solutions or enhancements, fail to manage successfully the transition to new solutions from the products they are replacing or do not invest our development efforts in appropriate products or enhancements for significant new markets, or if these new products or enhancements do not attain market acceptance.

In addition, our introduction of new products that are developed or acquired by us may reduce sales of existing products or cause us to lower the sales price of existing products, which may impact our results of operations. For example, we recently began offering a lower-priced version of our Apigee Edge product, which includes a limit on call volume, fewer features and less functionality than our current version of Apigee Edge. Customers may choose to purchase this new version of Apigee Edge instead of our existing version, or we may determine to lower the price of our existing version of Apigee Edge in order to make this version more attractive to our customers.

Our new solutions or enhancements, such as Apigee Link, Apigee Sense and Apigee Insights, could fail to attain market acceptance for many reasons, including:

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

We compete against in-house or custom IT development efforts, a variety of large software vendors and smaller specialized companies and open source initiatives, all of which vary in the breadth and scope of the products and services offered. The principal competitive factors in our markets include domain expertise in API business practices and technologies, size of customer base and level of user and developer adoption, established status as a strategic IT platform, brand awareness and reputation, total cost of ownership, ease of deployment and use of our solution by paying customers and developers, breadth and depth of offering, performance, availability and support for our solution, capability for configurability, integration, security, scalability and reliability of applications, and the ability to innovate and respond to customer needs rapidly. Beyond in-house or custom IT development efforts, our competitors include, among others, International Business Machines Corporation and Oracle Corporation, both of which can bundle competing products and services with other software offerings, or offer them at a low price as part of a larger sale. In addition, in July 2015 Amazon Web Services (“AWS”) introduced a gateway functionality in a product called AWS Gateway, which product’s functionality is a subset of that offered by the API Services component of our Apigee Edge solution.

Some of our actual and potential competitors have additional advantages over us, such as:

•	significantly greater financial, technical, marketing, research and development or other resources;

•	stronger brand and business user recognition;

•	larger installed customer bases;

•	larger intellectual property portfolios;

•	more basic, lower-priced solutions; and

•	broader global distribution and presence.

Our industry is evolving rapidly and is becoming increasingly competitive, and we expect further increased competition if our market continues to expand. Larger and more established companies may focus on API management and API-based software platforms and could directly compete with us. Smaller companies are also launching new products and services that could gain market acceptance quickly. Conditions in our market could change rapidly and significantly as a result of technological advancements, open source initiatives or other factors.

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

We operate on a July 31 fiscal year end and believe that there are significant seasonal factors, which may cause us to experience lower levels of revenue in our first fiscal quarter ending October 31 and higher levels of revenue in our second fiscal quarter ending April 30 as compared with other quarters. We believe that this seasonality results from a number of factors, including:

•	slower enterprise buying patterns during the late summer months, both domestically and overseas, including from our telecommunications customers, as well as government customer procurement, budget and deployment cycles, and the timing of our training for our entire sales force, each of which impacts our revenue in our first fiscal quarter; and

•	larger customers with a December 31 fiscal year end choosing to spend remaining budgets shortly before their year-end, which impacts our revenue in our second fiscal quarter.

If we are unable to attract and retain key personnel, our business and financial results could be adversely affected.

We depend on the continued contributions of our senior management and other key personnel, the loss of whom could adversely affect our business. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time. We do not maintain a key-person life insurance policy on any of our officers or other employees.

Our future success also depends in large part on our ability to identify, attract and retain highly skilled technical, managerial, finance and other personnel, particularly in our sales and marketing, research and development, general and administrative, and professional service departments. We face intense competition for qualified individuals from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense in the San Francisco Bay Area, where our headquarters are located. We may incur significant costs to attract and retain them, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. Certain members of our senior management team have only recently joined us, and other members of our senior management team have separated from us in recent quarters. Our productivity and business may be harmed if we do not integrate and train our employees and managers quickly and effectively or if we do not retain them. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.

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

In recent periods, we have been adding personnel and other resources as we focus on growing our business, entering new geographic markets and increasing our market share, and we expect to incur significant additional expenses in further expanding our personnel, particularly in sales and marketing and our international operations in order to grow our business, operations and customer base, and we intend to continue to make significant additional investments in these areas. The number of our full-time employees was

394 as of April 30, 2016. The return on these investments in terms of increases in revenue, operating margin and number of customers may be lower, or may be realized more slowly, than we expect. If we do not achieve the benefits anticipated from our investments, or if the achievement of these benefits is delayed, our business, results of operations and financial condition would be adversely affected.

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

AWS provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have designed our software and computer systems so as to utilize data processing, storage capabilities and other services provided by AWS. Currently, the vast majority of our cloud service infrastructure is run on AWS. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted.

If we fail to adequately maintain cloud-based infrastructure capacity through third parties, our existing customers may experience service outages, and our new customers may experience delays in the deployment of our platform.

Customers of our cloud-based solution need to be able to access our platform 24 hours a day, seven days a week, without interruption or degradation of performance. We outsource all of our data centers to third parties, including AWS. The number of API calls trafficked through our platform is increasing substantially. An API call is a request for data or services from within an application, made through an API, to another application or system. Although we expend considerable effort to ensure that our platform performance is able to handle existing and anticipated traffic levels, we are dependent upon third parties in order to meet these performance requirements of our customers and we may not be able to maintain the level of performance required by our customers, especially to cover peak levels or spikes in the number of API calls trafficked through our platform. The provisioning of new cloud hosting capacity and data center infrastructure requires lead-time. If we do not accurately predict our infrastructure capacity requirements with sufficient lead-time, our customers could experience service shortfalls.

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

In fiscal 2014 and 2015, respectively, we derived approximately 33% and 38%, respectively, of our total revenue from customers located outside the United States. In the three months ended April 30, 2016 and 2015, we derived approximately 33% and 42%, respectively, of our total revenue from sales to customers located outside the United States, and in the nine months ended April 30, 2016 and 2015, we derived approximately 36% and 39%, respectively, of our total revenue from sales to customers located outside the United States. We are continuing to expand our international operations as part of our growth strategy. Sales to our customers in foreign countries have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales in that country. We are also exposed to movements in foreign currency exchange rates since the operating expenses we incur for our operations and personnel outside the United States are denominated in local currencies. We have research and development personnel in India and the United Kingdom, engage contractors in various international locations, and have testing and support personnel in the United States, India and the United Kingdom, and we may expand our offshore development efforts. In addition, we have sales and support personnel in numerous countries worldwide and expect to continue to substantially expand our overseas headcount. Our international operations subject us to a variety of additional risks, including:

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of April 30, 2016, we have only been issued nine U.S. patents and have filed fourteen nonprovisional U.S. patent applications. We have no foreign patents. There can be no assurance that additional patents will be issued or that any patents that have been issued or that may be issued in the future will provide significant protection for our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business might be harmed. There is no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when to file patents and when to maintain trade secrets, will be adequate to protect our business. We could be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of us or others or defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of significant resources, the narrowing or invalidation of portions of our intellectual property and have an adverse effect on our business, results of operations and financial condition. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant’s own intellectual property. These steps may be inadequate to protect our intellectual property. Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.

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

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of April 30, 2016 and July 31, 2015, we had goodwill and intangible assets with a net book value of $17.4 million and $17.9 million, respectively, related to our acquisition of InsightsOne Systems, Inc. (“InsightsOne”). An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

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

We and our customers that use our solutions may be subject to privacy- and data protection-related laws and regulations that impose obligations in connection with the collection, processing and use of personal data, financial data, health data or other similar data. Existing U.S. federal and various state and foreign privacy- and data protection-related laws and regulations are evolving and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current or enact new laws and regulations regarding privacy- and data protection-related matters. For example, the European Union is expected to soon formally adopt a general data protection regulation, to be effective two years after adoption, which would supersede current EU data protection legislation and impose more stringent EU data protection requirements. Such regulation is anticipated to provide for penalties for noncompliance of up to four percent of annual global revenues. More generally, we believe additional regulation is likely in the area of data privacy, and changing laws, regulations and standards applying to the collection, processing or use of personal or consumer information could affect our customers’ obligations and our facilitation of those obligations. New laws, amendments to or re-interpretations of existing laws and regulations, rules of self-regulatory bodies, industry standards and contractual obligations may impact our business and practices, and we may be required to expend significant resources to adapt to these changes. These developments could harm our business, financial condition and results of operations.

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

Following a European court decision in October 2015 that invalidated the U.S.-EU Safe Harbor Framework, which framework was adopted to provide assurance that U.S. based companies were adhering to certain standards for data protection, we intend to use standard EU model contractual clauses in an effort to help our customers comply with, relevant laws and regulations of the EU and its member states applicable to our handling of personal data. The invalidation of the U.S.-EU Safe Harbor Framework may serve as a basis for our personal data handling practices, or those of our customers, to be challenged and may otherwise adversely impact our business. U.S. and EU authorities reached a political agreement on February 2, 2016 regarding a new potential means for legitimizing personal data transfers from the European Economic Area, or EEA to the United States, the EU-U.S. Privacy Shield, but it is unclear whether the EU-U.S. Privacy Shield will be formally implemented and whether the EU-U.S. Privacy Shield will function as an appropriate means for us to legitimize any of our personal data transfers from the EEA to the U.S. Responding to an investigation or enforcement action by relevant authorities of the EU and its member states could divert management’s attention and resources, cause us to incur investigation, compliance and defense costs and other professional fees, result in fines and other penalties, and adversely affect our business, results of operations, financial condition and cash flows.

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

The trading prices of the securities of technology companies have been and may continue to be highly volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $17.00 per share, the reported high and low sales prices of our common stock have ranged from $5.14 to $20.50 through April 30, 2016. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of April 30, 2016, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, currently beneficially own, in the aggregate 40.4% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of April 30, 2016, holders of an aggregate of 19,799,026 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for our stockholders or ourselves. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

Date: May 27, 2016	By:	/s/ Chet Kapoor
Chet Kapoor
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 27, 2016	By:	/s/ Tim Wan
Tim Wan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX - OPEN

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	First Amendment to Amended and Restated Loan and Security Agreement, dated March 2, 2016, by and between Silicon Valley Bank and the registrant.	10-Q	001-37346	10.12	03/04/2016

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Apigee Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.