Form 10-K
period 2016-07-31
Apigee Corp
filed 2016-10-07
CIK 1324772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on January 31, 2016 as reported by the NASDAQ Global Select Market on such date, was approximately $105.0 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose

As of September 30, 2016, the registrant had 30,795,493 shares of common stock, $0.001 par value per share, outstanding.

Portions of the registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of July 31, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K. In the event that the registrant does not file a definitive Proxy Statement relating to its 2017 Annual Meeting within 120 days after the registrant’s fiscal year end of July 31, 2016, the registrant will amend this Annual Report on Form 10-K to include the information required by Part III.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors,” “Use of Proceeds,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “could,” “would,” “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our proposed acquisition by Google Inc. (the “Merger”), including projections regarding the consummation of such acquisition and the potential impacts on our business prior to the consummation or termination of such acquisition;

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

PART I

Item 1. Business

The Merger

On September 7, 2016, we entered into a definitive agreement to be acquired by Google Inc. (“Google”) for $17.40 per share in cash for each share of our common stock (the “Merger”), for a total value of approximately $625 million. Completion of the Merger is subject to the satisfaction of customary closing conditions, including approval of the Merger by our stockholders, the absence of certain legal impediments, the absence of a material adverse effect on our business and the approval of applicable regulatory authorities. The companies expect the transaction to close by the end of calendar 2016. For more information about the Merger, please see the preliminary proxy statement on Schedule 14A we filed with the Securities Exchange Commission on September 28, 2016 and any subsequently filed definitive proxy statement.

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

Our customers include many leading businesses: over 30 percent of the Fortune 100, five of the top ten Global 2000 retail companies and five of the top 10 global telecommunications companies as of July 31, 2016. Our solution has been sold to customers in over 30 countries around the world. Our current focus is on acquiring new customers and increasing revenue from our existing customers as they realize the value of our platform and expand the use of our software through additional use cases and broader deployment within their organizations. We are also focused on increasing adoption of our platform through Apigee Edge Start.

We generate our revenue primarily from licenses of and subscriptions for our Apigee Edge products and from professional services. We also generate revenue from licenses of and subscriptions to our Apigee Insights product, although such revenue has been immaterial to date. We also offer free trial versions of Apigee Edge to the developer community. We provide our customers the flexibility to deploy our software as a cloud service or on-premises. For those customers that deploy our products as a cloud service, we license our software on a subscription basis. For those customers that deploy our products on premises, we offer two pricing options: a time-based subscription or a perpetual license. We recognize revenue from subscription fees ratably over the service period, and have been increasing the proportion of our revenue mix that we derive from subscriptions. We therefore believe that gross billings, which is a key performance metric that takes into consideration deferred revenue resulting from subscriptions, provide valuable insight into the performance of our business. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Certain Key Non-GAAP Financial Metrics and Key Performance Metrics for information on the uses and limitations of gross billings, and a reconciliation of this key performance metric to the most directly comparable financial measures calculated and presented in accordance with GAAP. We expect professional services and other revenue to account for a decreasing percentage of our total revenue over the long term as we continue to increase our subscriptions and as our customers increase their use of professional services provided by our channel partners and other third parties. However, we expect to continue to provide professional services as an important part of our solution to our customers because digital infrastructure transformation frequently involves core business strategy.

From fiscal 2004 to fiscal 2007, our activities were focused on research and development that resulted in the first commercial release of our software in fiscal 2007 – our Apigee Edge on-premises platform. In fiscal 2009, we extended Apigee Edge solution to a cloud offering to enable deployment flexibility for our customers. In fiscal 2012, we further extended our platform with the release of our first predictive analytics solution, Apigee Insights. In December 2013, we acquired InsightsOne, to further advance predictive analytics as part of our platform strategy and to bolster our developer adoption strategy. In fiscal 2013, we expanded our network of channel partners by entering into a master alliance agreement with Accenture, under which either we co-sell or they resell our solutions as part of larger installations. In fiscal 2014, we announced an OEM and reseller partnership with SAP under which SAP will deliver a comprehensive API management application build on our Apigee Edge product on SAP’s Hana Cloud to SAP’s cloud customers, and sell our Apigee Edge product on a standalone basis to its on-premises customers. In fiscal 2016 and 2015, we continued to build out our global partner ecosystem and extend the capabilities in Apigee Edge. We also added a new product, Apigee Sense, which helps customers detect malicious “bots” at the API layer.

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

We have experienced rapid growth in recent periods. Our total revenue was $92.0 million, $68.6 million, and $52.7 million in fiscal 2016, 2015, and 2014, respectively, representing growth rates of 34% from fiscal 2015 to fiscal 2016 and 30% from fiscal 2014 to fiscal 2015. Our gross billings were $105.1 million, $81.2 million, and $63.8 million in fiscal 2016, 2015, and 2014, respectively, representing growth rates of 29% from fiscal 2015 to fiscal 2016 and 27% from fiscal 2014 to fiscal 2015. Please see our reconciliation between revenue and gross billings in Certain Key Non-GAAP Financial Metrics and Key Performance Metrics within Management's Discussion and Analysis. Our revenue derived from sales to customers located outside the United States was approximately 36%, 38%, and 33% in fiscal 2016, 2015, and 2014, respectively. We expect that sales to customers located outside the United States will continue to comprise a significant portion of our total revenue for the foreseeable future.

We have made substantial investments in developing and improving our platform and solutions, in expanding our sales and marketing capabilities and geographic coverage, and in providing general and administrative resources to support our growth. As a result, we have incurred net losses of $41.5 million, $50.4 million, and $60.8 million in fiscal 2016, 2015, and 2014, respectively. We had an accumulated deficit of $237.7 million and $196.2 million as of July 31, 2016 and July 31, 2015, respectively, and we expect to continue to incur net losses for the foreseeable future. We expect that continued investments will drive further growth in our total revenue and gross billings.

Our Solution

We have pioneered a software platform that enables API-based digital strategies and business insights for enterprises. Our solution is a secure run-time platform for optimized execution and management of APIs and predictive analytics that accelerates the pace at which businesses innovate, share their data and services for developers and partners, and continuously adapt to ever-changing customer and market needs. Our API platform is designed for the digital economy and the data-rich and mobile-driven APIs and applications that power it. It is designed to service the needs of the stakeholders across the new digital value chain, from the backend systems of record through to the developers of apps to customers who have a digital experience delivered by a mobile app or a connected device.

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

•
Enterprise-grade Software Enables Web Scale, Reliability and Security. Our platform is web scale and flexible and is offered as a cloud service or as an on-premises deployment. Our cloud service provides up to 99.99% availability and uptime, and a multi-region API delivery network enabling low latency worldwide. We have designed a comprehensive security solution to enable security at all points of engagement. Our solutions provide mechanisms to secure users, apps, developers, the API team, the APIs themselves, as well as the back-end systems. We enable organizations to control access to APIs and services to protect customers and the business from threats, backend system overload, service issue and sensitive data exposure. Our platform supports billions of API calls per week for the world’s largest and mission-critical API programs, including more than 30% of the Fortune 100, five of the top ten Global 2000 retail companies and five of the top 10 global telecommunications companies as of July 31, 2016.

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

We define simplicity in two dimensions: first as the initial experience of a first time user of our platform, and second as the ability of our product to serve the entire life cycle of usage by both individuals and teams across multiple projects. We define scalability as the ability to handle the highest levels of traffic throughput with the lowest latencies, with a system that is reliable and available, in the cloud or in a private datacenter. We define data-centricity as the essential property that drives us to enable the customer to mine every transaction and interaction for data; to provide data management capabilities that efficiently store all of the data that we collect or generate; and to ensure that these data can be used throughout the system, whether to present meaningful dashboard reports or to automatically adapt the platform to optimize business outcomes.

Our architecture is designed as a platform technology—it is not just about managing APIs, but a technology stack that is itself built out of APIs. This makes it possible for us to build new solutions for new markets and it enables our customers and partners to leverage the full set of capabilities that we deliver for new purpose-built applications and systems.

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

•
Apigee Edge PRO is API management for small and medium-sized businesses and divisions in large enterprises. It is a cloud-delivered service that enables up to 25 million API calls/quarter for a monthly subscription fee. It is designed to enable businesses to deploy in days on the same technology as the Apigee Edge product and upgrade to the Apigee Edge product as the business grows. Apigee Edge Start is an entry level package targeting startups or single project teams in enterprise to get started with Apigee at a much lower price point. Once they start using Apigee Edge Start, they can upgrade to Apigee Edge Pro or Apigee Edge Enterprise as their needs grow over time.

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

•
Apigee Sense is a bot prevention product that was launched in late 2015. Apigee Sense leverages sophisticated machine learning algorithms to detect bad bots at the API layer. Apigee Sense processes the high volume of API traffic going through Apigee Edge in the Apigee Cloud, does pattern recognition using machine learning algorithms to identify bad bots, creates blacklists and either blocks or marks bad bots.

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

Apigee Link

Apigee Link is our IoT platform for connecting devices to the Internet. We are developing Apigee Link to enable companies to reliably and securely connect devices to the Internet with minimal latency, enable developers, partners and customers to orchestrate digital experiences that involve multiple devices, and collects, analyzes, and act on data from sensors and actuators. Apigee Link is designed to enable a device maker to become a digital business by helping them create an ecosystem around their devices, all powered by APIs. Key capabilities that are planned for this solution include:

•	The ability to access any device using the built-in REST APIs;

•	The ability to stream near-real-time data among physical devices, the cloud and mobile apps using open standards;

•	Two-way communication to send data from the cloud to the device or from the device to the cloud, including requests through traditional home routers in either direction;

•	Protocol mediation to enable communication with any device by mediating between Web, wired, and wireless protocols, including, ZigBee, WiFi, BLE, MQTT;

•	Sensor and actuator data to monitor device behavior by streaming and ingesting data in the cloud for storage and analysis; and

•	Identity and security to enable secure device interactions by authenticating and authorizing users, apps and devices

Apigee Sense

Apigee Sense, a bot prevention product was launched in late 2015. Apigee Sense leverages sophisticated machine learning algorithms to detect bad bots at the API layer. Apigee Sense processes the high volume of API traffic going through Apigee Edge in the Apigee Cloud, does pattern recognition using machine learning algorithms to identify bad bots, creates blacklists and either blocks or marks bad bots. Customers can then use the marking of bots to do further actions like honeypotting or throttling to mitigate the impact of bad bots on their application systems.

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

Our Customers

Our customers include leading enterprises across a broad range of industry segments, including telecommunications, media and entertainment, financial services, retail, travel and hospitality, and healthcare and insurance. Our paying customer base has grown 64% from July 31, 2015 to July 31, 2016. We define the number of paying customers at the end of any particular month as the number of customers for which we have recognized or deferred revenue during that month. As of July 31, 2015 and July 31, 2016, we had 205 and 337 paying customers, respectively. Our customers are comprised of organizations that have purchased our cloud or on-premises software solutions and professional services.

On an annual basis, our revenue per customer ranges from less than $50,000 to over $1.0 million. No customer accounted for more than 10% of our total revenue in fiscal 2016. One customer, AT&T, represented 15% of our total revenue in fiscal 2014. No other customer accounted for more than 10% of our total revenue in fiscal 2016, fiscal 2015 or fiscal 2014.

Below are some of our representative customers by revenue during the prior eight fiscal quarters ended July 31, 2016, organized by industry segment:

Telecommunications	Media & Entertainment	Financial Services

T-Mobile USA, Inc.	BBC Worldwide Ltd.	Thomson Reuters
AT&T Inc.	Gamesys, Ltd.	First Data Corporation
Vodafone	Fox Broadcasting Company	Vantiv, Inc.
Telstra Corp.	ITV Plc.	Morningstar, Inc.
Swisscom AG	Live Nation

Retail	Healthcare/Insurance

Target Corporation	Humana Inc.
Magazine Luiza	McKesson
Walgreens Company	Health Care Service Corp.
Staples, Inc.	Kaiser Permanente
Burberry Group Plc.

We also offer a free, limited trial version of our software to developers with much of the functionality in the enterprise edition of Apigee Edge. This enables us to build awareness of our platform and our technologies within the developer community and we believe that it results in our products being used in projects at early stages of development, giving us an advantage as projects grow and require commercial support and services.

Sales and Marketing

Our sales and marketing organizations optimize our customer acquisition process by generating brand and product awareness, cultivating customer relationships, lead generation, building pipeline, onboarding new channel partners and implementing customer expansion programs.

Sales

We sell our software through direct field sales, direct inside sales and indirect channel sales. We have local sales teams in North America, Europe and Asia Pacific. Our software sales pricing is based on the customer’s usage. Our on-premises license sales are based on the number of computer server cores, while our cloud-service sales are based on API traffic. We generate prospects and leads through a wide range of marketing programs and events and also run a robust outbound teleprospecting program. Leads are qualified by inside account development representatives based on a set of criteria agreed upon by sales and marketing leadership. Our direct sales team seeks to build relationships high up in the enterprise where business strategy decisions are being made. In addition to acquiring new customers, our sales teams are responsible for increased adoption of our software by existing customers.

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

Backlog

As is typical in the software industry, we expect a significant portion of our product orders to be received in the last month of each fiscal quarter. We typically provision our product orders shortly after the receipt of an order. While we may have a backlog consisting of product orders that have not shipped and maintenance, professional and training services that have not been billed and for which the services have not yet been performed at the end of a given fiscal year, historically, we have not had material backlog, and we do not anticipate having material backlog in the future.

Marketing

Our marketing and demand generation efforts consist of a mix of metrics-driven programs to educate the market and generate leads for our field sales team. Through our marketing programs and events, and through our strategic relationships, we generate customer leads, accelerate sales opportunities and increase brand awareness.

Our thought leadership content and online education and certification programs reach business leaders, IT technologists and developers, helping define the language and the requirements of the market. Equipping all of these important constituents with the know-how and tools to be effective in digital business facilitates our potential future sales. We offer a free trial cloud service as well as free developer tools, and open source solutions to help drive adoption of our solutions. Our marketing programs include free online and local training to engage both existing and prospective customers. We participate in conferences, trade shows and industry events and also annually host a series of API industry user conferences held in large cities across the U.S. and other countries, called Adapt or Die, to build and support the API community to enable companies to become digital businesses.

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

Research and Development

We invest substantial resources in research and development to enhance our platform, develop new solutions, conduct software and quality assurance testing and improve our core technology. Our technical staff monitors and tests our software on a regular basis, and we maintain a regular release process to refine, update, and enhance our existing products. We typically provide our customers with updates to our solutions at least monthly in the cloud and quarterly on premises. Research and development expense totaled $37.8 million, $30.4 million and $22.3 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Competition

The market for enterprise API-based platforms is fragmented, rapidly evolving and highly competitive. We compete against in-house or custom development efforts, a variety of large software vendors and smaller specialized companies and open source initiatives, all of which vary in the breadth and scope of the products and services offered. Beyond in-house or custom development efforts, our competitors include International Business Machines Corporation and Oracle Corporation, both of which can bundle competing products and services with other software offerings, or offer them at a low price as part of a larger sale. In addition, Amazon Web Services offers gateway functionality in a product called AWS Gateway, which functionality is a subset of that offered by the API Services component of Apigee Edge. Our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on API management and API-based platforms and could directly compete with us. Smaller companies could also launch competing or new products and services.

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

We had nine issued patents and fifteen patent applications pending in the United States as of July 31, 2016. Our issued patents expire between 2028 and 2029. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Furthermore, even if a patent issues, we cannot assure you that such patent will be adequate to protect our business. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms.

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

Employees

As of July 31, 2016, we had 374 full-time employees. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

The trading prices of the securities of technology companies have been and may continue to be highly volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $17.00 per share, the reported high and low sales prices of our common stock have ranged from $5.14 to $13.15 in the most recent fiscal year ended July 31, 2016. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of July 31, 2016, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, currently beneficially own, in the aggregate 48% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of July 31, 2016, we had 30,440,809 shares of our common stock outstanding.

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

We are required, pursuant to Section 404 of the Sarbanes–Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future
To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

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

Risks Related to Our Business and Industry

The Merger, the pendency of the Merger or our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.

Completion of the Merger is subject to the satisfaction of various conditions, including approval of the Merger by our shareholders, the absence of certain legal impediments, the absence of a material adverse effect on our business, and the approval of antitrust authorities in the United States and foreign jurisdictions. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Merger, including the risks detailed below.
Risks related to the pendency of the Merger
During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger on our business relationships, operations, results and business generally, including:

•	potential uncertainty in the marketplace, which could lead current and prospective customers to purchase from other vendors or delay purchasing from us;

•
the possibility of disruption to our business and operations, including diversion of management and employee time and resources, increased transaction costs, and the potentially negative impact on our relationships with our commercial partners;

•
the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;

•	the fact that under the terms of the Merger Agreement, we are unable to solicit other acquisitions proposals during the pendency of the Merger;

•	the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger; and

•	other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.
Risks that the Merger may be delayed or may not be completed
The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:

•	the failure to obtain the approval of the Merger Agreement by our shareholders;

•	the failure to obtain regulatory approvals from various foreign governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals);

•	potential future shareholder litigation and other legal and regulatory proceedings, which could delay, disrupt or prevent the Merger; and

•	the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a material adverse effect on our business would permit Google not to close the Merger.
Risks to our business if the Merger does not close
If the Merger does not close, our business and shareholders would be exposed to additional risks, including:

•	to the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;

•
investor confidence could decline, shareholder litigation could be brought against us, relationships with existing and prospective customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger; and

•	the requirement that we pay a termination fee of $21.75 million to Google if the agreement governing the Merger is terminated under certain circumstances; and;
Risks related to the successful completion of the Merger
Even if successfully completed, there are certain risks to our shareholders from the Merger, including:

•
the amount of cash to be paid under the agreement governing the Merger is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•	the fact that receipt of the all-cash Merger Consideration will be taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes;

•
the possibility that Google could, at a later date, engage in unspecified transactions, including restructuring efforts, special dividends or the sale of some or all of Apigee’s assets to one or more as yet unknown purchasers, that could conceivably produce a higher aggregate value than that available to stockholders in the Merger; and

•
the fact that, if the Merger is completed, shareholders will forego the opportunity to realize the potential long-term value of the successful execution of Apigee’s current strategy as an independent company.

We have a history of losses, and we expect to incur losses for the foreseeable future.

We have incurred significant net losses in each year since our inception, including net losses of $41.5 million, $50.4 million, and $60.8 million for the years ended July 31, 2016, 2015, and 2014, respectively. As a result, we had an accumulated deficit of $237.7 million and $196.2 million at July 31, 2016 and 2015, respectively, and we expect to continue to incur net losses for the foreseeable future. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. In addition, as we grow and because we are a newly public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. While historically our total revenue has grown, not all components of our total revenue have grown consistently. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our software, increasing competition, any failure to gain or retain channel partners, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to materially decline.

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

We have a short operating history of selling our recently released solutions, including the current version of our cloud-based solution that we began offering at the end of 2012 and other solutions such as Apigee Insights and Apigee Sense, both of which we introduced more recently.This short selling history limits our ability to forecast our future operating results and plan for and model future growth. We also have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in developing industries. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or if we do not address these risks successfully, our business, results of operations, financial condition and growth prospects could differ materially from our expectations and our business could suffer.

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

We invest substantial resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet our customers’ evolving demands in our highly competitive industry. In order to be competitive, our platform must address an ever-increasing array of mobile apps, networked devices and back end databases, applications and systems, as well as keep pace with technological innovations in our industry and with our customers’ business requirements. For example, we are focused on enhancing the features and functionality of our platform to enhance its adaptability for the Internet of Things (“IoT”), and have developed Apigee Link, our IoT product for connecting devices to the Internet. We are also focused on enhancing the features and functionality of our platform for the healthcare industry segment, and have developed Apigee Health APIx to enable healthcare payors and providers to securely share patient data with mobile health apps and with each other. In addition, we recently introduced Apigee Sense for enhanced, data driven API security. We have derived very little revenue from Apigee Link and no revenue from our new healthcare solution or Apigee Sense to date, and we cannot assure you when new products or solutions under development will be commercially released or that they will generate material revenue. Since developing our platform is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our customers require or expect. The success of new products and enhancements to our platform and their market acceptance may depend upon the timing of introduction of these new products and enhancements, and any failure in this regard may significantly impair our revenue growth.

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

Services component of our Apigee Edge solution. Some of our actual and potential competitors have additional advantages over us, such as:

•	significantly greater financial, technical, marketing, research and development or other resources;

•	stronger brand and business user recognition;

•	larger installed customer bases;

•	larger intellectual property portfolios;

•	more basic, lower priced solutions; and

•	broader global distribution and presence.

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

We primarily sell our platform on a yearly subscription basis, either deployed in the cloud or on premises. At the end of the term of these subscriptions, customers can renew their existing subscriptions, upgrade their subscriptions, downgrade their subscriptions or not renew. In recent periods, a lesser portion of our total revenue has been derived from annual maintenance and support associated with perpetual licenses. During the year ended July 31, 2016, our subscription, support and time-based licenses that were eligible for renewal were renewed at a dollar-based simple renewal rate of approximately 90%. We calculate dollar-based simple renewal rate based on the dollar value of renewed contracts divided by the dollar value of expiring contracts at any given period. However, due to limited historical data with respect to rates of subscription renewals by our customers, particularly for our cloud-based solution, we cannot accurately predict customer dollar-based simple renewal rates. The dollar-based simple renewal rate for the year ended July 31, 2016, is not necessarily indicative of our dollar-based simple renewal rate for any future period. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our pricing or our products’ functionality, features or performance, competitors’ product offerings or in-house developed solutions, customers’ ability to continue their operations and spending levels, migration path issues for new versions of products (which we have experienced before) and other factors, a number of which are beyond our control. Our customers have no obligation to renew their subscriptions after the expiration of the initial term, and they may elect not to renew their subscriptions or to reduce the product quantity under their subscriptions or maintenance and support contracts, thereby reducing our future revenue. If our customers do not renew their subscriptions for our products on similar pricing terms, our revenue may decline and our business, results of operations and growth prospects could suffer. In addition, if the average term of our contracts were to decrease, this may afford us less visibility into our future financial performance.

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

Currently, we sell our solutions primarily through our direct sales force. Our ability to increase our sales to both new and existing customers is in part dependent on our ability to continue to train and expand our sales force, which from July 31, 2012 to July 31, 2016 grew over 250%. There is significant competition for sales personnel with the skills and technical knowledge that we require. Moreover, newly hired sales personnel require substantial training and typically take a significant amount of time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow, a large percentage of our sales force can be expected to be new to the company and our platform. Identifying, recruiting and effectively training sufficient sales personnel to support our growth requires significant time, expenses and management and other resources. If we are unable to hire, develop and retain sales personnel or if our new direct sales personnel are unable to achieve expected sales productivity levels in a reasonable period of time or at all, we may not be able to increase our revenue and grow our business, which would adversely affect our results of operations.

If we fail to manage our growth effectively, our business, operating results and financial condition would be adversely affected.

In recent periods, we have been adding personnel and other resources as we focus on growing our business, entering new geographic markets and increasing our market share, and we expect to incur significant additional expenses in further expanding our personnel, particularly in sales and marketing and our international operations in order to grow our business, operations and customer base, and we intend to continue to make significant additional investments in these areas. The number of our full-time employees was 374 as of July 31, 2016. The return on these investments in terms of increases in revenue, operating margin and number of customers may be lower, or may be realized more slowly, than we expect. If we do not achieve the benefits anticipated from our investments, or if the achievement of these benefits is delayed, our business, results of operations and financial condition would be adversely affected.

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

AWS, provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have designed our software and computer systems so as to utilize data processing, storage capabilities and other services provided by AWS. Currently, the vast majority of our cloud service infrastructure is run on AWS. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted.

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

We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers or other individuals or entities may attempt to penetrate our network security, or that of our platform, including both customer deployments and our third-party cloud infrastructure, and to cause adverse effects on our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our service. Because the techniques used by such individuals or entities to access, disrupt or sabotage computing devices, systems and networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques, and we may not become timely aware of such a security breach which could exacerbate any damage we experience. Any data security incidents, unauthorized access, unauthorized usage, virus or similar breach or disruption of us or of a third-party infrastructure provider could result in loss of confidential information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations, fines, penalties and other liabilities. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data and to deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches or the loss of data. Accordingly, if our cybersecurity protocols and defenses and those of our contractors, including our third-party infrastructure providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks) or the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

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

In fiscal 2016, 2015, and 2014, respectively, we derived approximately 36%, 38%, and 33%, respectively, of our total revenue from customers located outside the United States. We are continuing to expand our international operations as part of our growth strategy. Sales to our customers in foreign countries have typically been denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to end customers in a particular country, leading to a reduction in sales in that country. We are also exposed to movements in foreign currency exchange rates since the operating expenses we incur for our operations and personnel outside the United States are denominated in local currencies. We have research and development personnel in India and the United Kingdom, engage contractors in various international locations, and have testing and support personnel in the United States, India and the United Kingdom, and we may expand our offshore development efforts. In addition, we have sales and support personnel in numerous countries worldwide and expect to continue to substantially expand our overseas headcount. Our international operations subject us to a variety of additional risks, including:

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of July 31, 2016, we have only been issued nine U.S. patents and have filed fifteen nonprovisional U.S. patent applications. We have no foreign patents. Our issued patents expire between 2028 and 2029. There can be no assurance that additional patents will be issued or that any patents that have been issued or that may be issued in the future will provide significant protection for our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business might be harmed. There is no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when to file patents and when to maintain trade secrets, will be adequate to protect our business. We could be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of us or others or defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of significant resources, the narrowing or invalidation of portions of our intellectual property and have an adverse effect on our business, results of operations and financial condition. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant’s own intellectual property. These steps may be inadequate to protect our intellectual property. Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.

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

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of July 31, 2016 and July 31, 2015, we had goodwill and intangible assets with a net book value of $16.9 million and $17.9 million, respectively, related to our acquisition of InsightsOne Systems, Inc. (“InsightsOne”). An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

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

We and our customers that use our solutions may be subject to privacy- and data protection-related laws and regulations that impose obligations in connection with the collection, processing and use of personal data, financial data, health data or other similar data. Existing U.S. federal and various state and foreign privacy- and data protection-related laws and regulations are evolving and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current or enact new laws and regulations regarding privacy- and data protection-related matters. For example, the European Union recently adopted a general data protection regulation, to be effective in May 2018, which will supersede current EU data protection legislation and impose more stringent EU data protection requirements. Such regulation provides for penalties for noncompliance of up to four percent of annual global revenues. More generally, we believe additional regulation is likely in the area of data privacy, and changing laws, regulations and standards applying to the collection, processing or use of personal or consumer information could affect our customers’ obligations and our facilitation of those obligations. New laws, amendments to or re-interpretations of existing laws and regulations, rules of self-regulatory bodies, industry standards and contractual obligations may impact our business and practices, and we may be required to expend significant resources to adapt to these changes. These developments could harm our business, financial condition and results of operations.

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

Following a European court decision in October 2015 that invalidated the U.S.-EU Safe Harbor Framework, which framework was adopted to provide assurance that U.S. based companies were adhering to certain standards for data protection, we have in certain cases been willing to enter into standard EU model contractual clauses in an effort to help our customers comply with, relevant laws and regulations of the EU and its member states applicable to our handling of personal data. The invalidation of the U.S.-EU Safe Harbor Framework may serve as a basis for our personal data handling practices, or those of our customers, to be challenged and may otherwise adversely impact our business. U.S. and EU authorities reached a political agreement in February 2016 regarding a new means for legitimizing personal data transfers from the European Economic Area, or EEA to the United States, the EU-U.S. Privacy Shield. It is unclear whether the EU-U.S. Privacy Shield will function as an appropriate means for us to legitimize any of our personal data transfers from the EEA to the U.S. Responding to an investigation or enforcement action by relevant authorities of the EU and its member states could divert management’s attention and resources, cause us to incur investigation, compliance and defense costs and other professional fees, result in fines and other penalties, and adversely affect our business, results of operations, financial condition and cash flows.

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

The outcome of the United Kingdom’s (U.K.) referendum on membership in the European Union may have a negative effect on global economic conditions, financial markets, and on the U.K. and European economies, any or all of which could have a material adverse effect on our U.K. and international businesses.

On June 23, 2016, a referendum was held on the U.K.’s membership in the European Union, the outcome of which was a vote in favor of leaving the European Union. The U.K.’s vote to leave the European Union creates an uncertain political and economic environment in the U.K. and potentially across other European Union member states, which may last for a number of months or years. The resulting political and economic instability has caused and may continue to cause significant volatility in global financial markets and the relative value of global currencies, particularly the Pound Sterling and the Euro, which may adversely affect our revenue, expenses as well as the value of our assets and liabilities. This period of uncertainty may continue for the foreseeable future and the extent of its effects or the time period for which it extends cannot be predicted with any certainty. Further, it is possible there will be greater restrictions on imports and exports between the U.K. and European Union countries along with increased regulatory complexities.

Apigee has significant operations based in the U.K., including its Apigee Europe head office. Subject to the terms negotiated for the U.K.’s exit from the European Union, it is possible that there may be other adverse practical and/or operational implications and costs on our business, and for our customers doing business in Europe, as a result of which our U.K. and European operations may be significantly affected and even impaired. Costs may rise for our U.K. operations while revenues may fall. Consequently, no assurance can be given as to the impact of the referendum outcome and, in particular, no assurances can be given that our operating results, financial condition and prospects would not be adversely impacted by the referendum result and such an exit from the European Union by the U.K.

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

The terms of our existing loan and security agreement with Silicon Valley Bank, or SVB, contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets and paying dividends. Our loan and security agreement requires us to satisfy specified financial covenants, including a minimum revenue covenant and a minimum adjusted quick ratio. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. A breach of any of these covenants or the occurrence of other events specified in the loan and security agreement could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan and security agreement. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt.

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

For example, in May 2014, FASB issued a new accounting guidance on revenue recognition, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which becomes effective for us beginning August 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and continue to evaluate the impact that this guidance will have on our financial condition and results of operations. Depending on the transition method selected, the application of this new guidance may result in exclusion of certain future licensing revenues in the statement of comprehensive loss after the adoption date, which, despite no change in associated cash flows, could have a material adverse effect on our net income or loss. We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. In addition, were we to change our critical accounting estimates, including the timing of recognition of license revenue and other revenue sources, our results of operations could be significantly impacted.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 41,000 square feet of space for our corporate headquarters in San Jose, California under a lease agreement expiring in June 2019. We lease regional offices for sales, support and product development in Denver, Colorado and various international locations, including India, Dubai and the United Kingdom. While we believe our facilities are sufficient and suitable for the operations of our business today, we are closely monitoring the need to add new facilities and expanding our existing facilities as we add employees and expand into additional markets.

Item 3. Legal Proceedings

Beginning on March 17, 2016, four purported shareholder class action complaints were filed in the Superior Court of the State of California, County of San Mateo, against the Company, our directors, certain of our executive officers, the underwriters of our IPO and other defendants. The lawsuits were brought by purported stockholders of ours seeking to represent a class consisting of all purchasers of our stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with our April 2015 IPO.  On May 26, 2016, the court consolidated these lawsuits into a single action. On July 13, 2016, Plaintiffs filed a consolidated complaint against Apigee, members of Apigee’s board of directors, and certain executive officers. The consolidated complaint asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and generally alleges that the Registration Statement made materially false and misleading statements and omitted material facts required to be disclosed. The consolidated complaint seeks compensatory damages, reasonable costs and expenses, rescission or rescissory damages, and equitable relief. The Company believes that the claims are without merit and intends to defend this lawsuit vigorously. To that end, defendants filed a demurrer and motion to strike the consolidated complaint on September 12, 2016.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock began trading on the NASDAQ Global Select Market under the symbol “APIC” on April 24, 2015. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

	Fiscal
	2016		2015
	High	Low	High		Low
First Quarter	$11.42	$5.14	—		—
Second Quarter	$9.90	$6.61	$—		$—
Third Quarter	$10.00	$5.35	$20.50	[1]	$13.78
Fourth Quarter	$13.15	$9.32	$16.94		$7.75

1.	Third quarter of fiscal 2015, beginning April 24, 2015.

Holders of Record

As of July 31, 2016, there were169 shareholders of record and another estimated 3,500 beneficial shareholders holding in street name. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders.

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

Unregistered Sales of Equity Securities

None

Use of Proceeds from Registered Securities

There has been no material change in the use of proceeds from our initial public offering as described in our Annual Report on Form 10-K filed with the SEC on October 14, 2015. We invested the funds received in short-term, investment-grade, interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” nor to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Apigee Corporation under the Securities Act.

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index and the Russell 2000 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on April 24, 2015, the date our common stock began trading on the NASDAQ Global Select Market, and its relative performance is tracked through July 31, 2016. The returns shown are based on historical results and are not intended to suggest future performance.

	Base Period 4/24/15	4/30/2015	5/29/2015	6/30/2015	7/31/2015	10/30/2015	1/29/2016	4/29/2016	7/29/2016
Apigee Corporation	$100.00	$86.65	$84.13	$59.46	$48.20	$57.78	$46.23	$58.08	$74.49
S&P 500 Index	$100.00	$98.48	$99.51	$97.42	$99.35	$98.19	$91.62	$97.53	$102.64
Russell 2000 Index	$100.00	$96.26	$98.34	$98.93	$97.72	$91.66	$81.68	$89.22	$96.24

Equity Compensation Plan Information

See Part III, Item 12 of this Annual Report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

The following selected consolidated financial and other data should be read together with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected consolidated financial and other data in this section is not intended to replace our consolidated financial statements and the related notes. We derived the selected consolidated statements of operations data for fiscal 2016, fiscal 2015 and fiscal 2014 and the consolidated balance sheet data as of July 31, 2016 and 2015 from our audited consolidated financial statements included elsewhere in our Annual Report on Form 10-K. The consolidated statements of operations data for fiscal 2013 and the consolidated balance sheet data as of July 31, 2013 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year Ended July 31,
	2016	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue
License	$32,345	$20,757	$11,411	$13,917
Subscription and support	42,936	30,865	20,237	15,243
Professional services and other	16,746	16,985	21,054	13,992
Total revenue	92,027	68,607	52,702	43,152
Cost of revenue
License	521	514	366	108
Subscription and support(1)	12,469	11,062	11,911	9,286
Professional services and other(1)	14,535	13,415	15,431	12,435
Total cost of revenue	27,525	24,991	27,708	21,829
Gross profit	64,502	43,616	24,994	21,323
Operating expenses
Research and development(1)	37,795	30,387	22,273	16,848
Sales and marketing(1)	50,178	49,250	47,029	23,812
General and administrative(1)	17,436	13,453	14,415	5,885
Total operating expenses	105,409	93,090	83,717	46,545
Loss from operations	(40,907)	(49,474)	(58,723)	(25,222)
Other expense, net	(390)	(452)	(1,678)	(376)
Loss before income taxes	(41,297)	(49,926)	(60,401)	(25,598)
Provision for income taxes	215	427	392	273
Net loss and comprehensive loss	$(41,512)	$(50,353)	$(60,793)	$(25,871)
Net loss per share(2):
Basic and diluted	$(1.39)	$(4.73)	$(17.81)	$(10.59)
Weighted-average shares outstanding used in calculating net loss per share(1):
Basic and diluted	29,769	10,651	3,413	2,444

(1)	Includes stock-based compensation expense as follows:

	Fiscal Year Ended July 31,
	2016	2015	2014	2013
	(in thousands)
Cost of subscription and support revenue	$147	$44	$24	$21
Cost of professional services and other revenue	520	223	133	65
Research and development	3,592	1,195	490	114
Sales and marketing	1,808	777	1,090	138
General and administrative	2,321	1,212	989	70
Total stock-based compensation expense	$8,388	$3,451	$2,726	$408

(2)	See Note 13 to our consolidated financial statements appearing elsewhere in this report for an explanation of our basic and diluted net loss per share calculations.

	July 31,
	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$68,303	$89,562	$51,759	$44,243
Working capital	41,587	67,281	36,317	31,051
Total assets	118,837	138,706	95,622	56,550
Deferred revenue, current and long-term	53,889	40,802	28,190	17,124
Term debt, current and long-term	2,200	3,866	5,243	3,681
Additional paid-in capital	287,156	276,099	195,221	112,279
Total stockholders’ equity	49,450	79,904	49,522	27,336

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

The Merger

On September 7, 2016, we entered into a definitive agreement to be acquired by Google for $17.40 per share in cash for each share of our common stock, for a total value of approximately $625 million. Completion of the Merger is subject to the satisfaction of customary closing conditions, including approval of the Merger by our stockholders, the absence of certain legal impediments, the absence of a material adverse effect on our business and the approval of applicable regulatory authorities. The companies expect the transaction to close by the end of calendar 2016. For more information about the Merger, please see the preliminary proxy statement on Schedule 14A we filed with the Securities Exchange Commission on September 28, 2016 and any subsequently filed definitive proxy statement.

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

We provide an innovative software platform that serves as a connection layer between our customers’ core IT systems and data, and the applications with which their customers, partners, and employees engage with their business. Our web scale and flexible platform processes billions of API calls per week and allows businesses to secure, manage, scale and analyze API traffic, and to design and deploy both APIs and a systematic API strategy. Our cloud service provides up to 99.99% availability and uptime, and a multi-region API delivery network enabling low latency worldwide. We have designed a comprehensive security solution to enable security at all points of engagement, from users, apps, developers, the API team, the APIs themselves to the back-end systems. We enable organizations to control access to APIs and services, and to protect customers and the business from threats, backend system overload, service issues and sensitive data exposure. Our platform provides end-

to-end visibility across the digital value chain with unified operational and business metrics and application monitoring. Furthermore, our platform enables a business to provide a developer community experience that accelerates API adoption, simplifies learning, enables monetization and increases the business value of APIs.

Our customers include many leading businesses: over 30 percent of the Fortune 100, five of the top ten Global 2000 retail companies and five of the top 10 global telecommunications companies as of July 31, 2016. Our solution has been sold to customers in over 30 countries around the world. Our current focus is on acquiring new customers and increasing revenue from our existing customers as they realize the value of our platform and expand the use of our software through additional use cases and broader deployment within their organizations. We are also focused on increasing adoption of our platform through Apigee Edge Free.

We generate our revenue primarily from licenses of and subscriptions for our Apigee Edge products and from professional services. We also generate revenue from licenses of and subscriptions to our Apigee Insights product, although such revenue has been immaterial to date. We also offer free trial versions of Apigee Edge to the developer community. We provide our customers the flexibility to deploy our software as a cloud service or on-premises. For those customers that deploy our products as a cloud service, we license our software on a subscription basis. For those customers that deploy our products on premises, we offer two pricing options: a time-based subscription or a perpetual license. We recognize revenue from subscription fees ratably over the service period, and have been increasing the proportion of our revenue mix that we derive from subscriptions. We therefore believe that gross billings, which takes into consideration deferred revenue resulting from subscriptions, provide valuable insight into the performance of our business. We expect professional services and other revenue to account for a decreasing percentage of our total revenue over the long term as we continue to increase our subscriptions and as our customers increase their use of professional services provided by our channel partners and other third parties. However, we expect to continue to provide professional services as an important part of our solution to our customers because digital infrastructure transformation frequently involves core business strategy.

From fiscal 2004 to fiscal 2007, our activities were focused on research and development that resulted in the first commercial release of our software in fiscal 2007 – our Apigee Edge on-premises platform. In fiscal 2009, we extended Apigee Edge solution to a cloud offering to enable deployment flexibility for our customers. In fiscal 2012, we further extended our platform with the release of our first predictive analytics solution, Apigee Insights. In December 2013, we acquired InsightsOne, to further advance predictive analytics as part of our platform strategy and to bolster our developer adoption strategy. In fiscal 2013, we expanded our network of channel partners by entering into a master alliance agreement with Accenture, under which either we co-sell or they resell our solutions as part of larger installations. In fiscal 2014, we announced an OEM and reseller partnership with SAP under which SAP will deliver a comprehensive API management application build on our Apigee Edge product on SAP’s Hana Cloud to SAP’s cloud customers, and sell our Apigee Edge product on a standalone basis to its on-premises customers. From fiscal 2015 to 2016, our activities were focused on expanding our partnership ecosystem, improving sales productivity by acquiring new customers and expanding with existing customers, and improving the functionalities of our product portfolio.

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

We have experienced rapid growth in recent periods. Our total revenue was $92.0 million, $68.6 million, and $52.7 million in fiscal 2016, 2015, and 2014, respectively, representing growth rates of 34% from fiscal 2015 to fiscal 2016 and 30% from fiscal 2014 to fiscal 2015. Our gross billings were $105.1 million, $81.2 million and $63.8 million in fiscal 2016, 2015 and 2014, respectively, representing growth rates of 29% from fiscal 2015 to fiscal 2016 and 27% from fiscal 2014 to fiscal 2015. Please see our reconciliation between revenue and gross billings in Certain Key Non-GAAP Financial Metrics. Our revenue derived from sales to customers located outside the United States was approximately 36%, 38%, and 33% in fiscal 2016, 2015, and 2014, respectively. We expect that sales to customers located outside the United States will continue to comprise a significant portion of our total revenue for the foreseeable future.

We have made substantial investments in developing and improving our platform and solutions, in expanding our sales and marketing capabilities and geographic coverage, and in providing general and administrative resources to support our growth. As a result, we have incurred net losses of $41.5 million, $50.4 million and $60.8 million in fiscal 2016, 2015, and 2014, respectively. We had an accumulated deficit of $237.7 million and $196.2 million as of July 31, 2016 and 2015, respectively, and we expect to continue to incur net losses for the foreseeable future. We expect that continued investments will drive further growth in our total revenue and gross billings. While increases in our total revenue and gross billings may trail the increases in our operating expenses in the near term, we expect to realize operating leverage in our business model over the long term.

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

Investment in Our API and Predictive Analytics Solutions

We have invested, and intend to continue to invest, in expanding the breadth and depth of our platform to enable organizations to deploy robust APIs, big data, and predictive analytics solutions. We intend to continue to invest in research and development to enhance the application development and technology capabilities of our platform. We had four significant product releases or enhancements in calendar 2014. We typically provide our customers with updates to our solution twice a month in the cloud and on premises. In 2015 and 2016, we continued to build out our global partner ecosystem and extend the capabilities in Apigee Edge. We also added a new product, Apigee Sense, which helps customers detect malicious “bots” at the API layer.

Ability to Grow Our Worldwide Sales Capacity

We have invested, and intend to continue to invest, in expanding our sales capacity and improving our sales operations to drive additional revenue and support the growth of our global customer base. We sell our platform through direct field sales, direct inside sales and indirect channel sales. Our sales to date have been primarily through our direct field sales force. We are continuing to develop and expand a partner community to supplement our sales and support operations through system integrators, OEM partners, resellers and other partners to further influence customer decision making and drive adoption of our solutions. Our partners may also co-sell with our direct field sales organization. Our channel partners provide us with additional sales leverage by sourcing new prospects, providing professional services and technical support to existing customers and upselling additional use cases. These channel partners expand our geographic sales reach worldwide, particularly in key international markets in EMEA and APAC. All of these factors will influence timing and overall levels of sales capacity, impacting the rate at which we will be able to acquire customers to drive revenue growth. In fiscal 2016, we derived very limited revenue through our channel partners.

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

Components of Our Operating Results

Revenue

License Revenue. License revenue reflects the revenue recognized from sales of on-premises software licenses, which represented 35%, 30%, and 22% of our total revenue for each of fiscal 2016, 2015, and 2014, respectively. A substantial majority of our license revenue consists of revenue from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Customers can also purchase time-based licenses, under which we typically recognize the license fee ratably over the term of the license after all other revenue recognition criteria are met. Due to the differing revenue recognition criteria applicable to perpetual and time-based licenses, shifts in the mix between perpetual and time-based licenses from quarter to quarter could produce substantial variation in the license revenue we recognize.

Subscription Revenue. We generate subscription revenue primarily from fees paid by the customer accessing our cloud-based solution, which represented 32%, 32%, and 28% of our total revenue for each of fiscal 2016, 2015, and 2014, respectively. We typically recognize subscription revenue ratably over the term of the arrangement after all other revenue recognition criteria are met.

Support Revenue. We generate revenue from maintenance and support agreements with customers for on-premises licenses, which represented 15%, 13%, and 10% of our total revenue for each of fiscal 2016, 2015, and 2014, respectively. Going forward, we expect our maintenance and support revenue to remain flat as a percentage of our total revenue over the long term. We typically recognize support revenue ratably over the term of the arrangement after all other revenue recognition criteria are met.

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

Our professional services and other revenue represented 18% of our total revenue for fiscal 2016. Historically, we experienced growth in our professional services and other revenue primarily due to the deployment of our software with some customers that have large, highly complex IT environments. However, in fiscal 2017 and going forward, we expect our professional services and other revenue to account for a decreasing percentage of our total revenue over the long term as our customers increase their use of professional services provided by our channel partners and other third parties. We have started to refer professional services opportunities to our partners and have started to field requests from customers to use their current third-party service providers for professional services engagements.

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

Research and Development. Research and development expenses primarily consist of personnel costs and allocated overhead attributable to our research and development personnel. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our software platform. We intend to continue to make significant investments in research and development to enhance and further develop our platform. As a result, we expect our research and development expenses to continue to increase in absolute dollar amounts for the foreseeable future.

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

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands)
Consolidated Statement of Operations Data:
Revenue
License	$32,345	$20,757	$11,411
Subscription	29,161	21,715	14,738
Support	13,775	9,150	5,499
Professional services and other	16,746	16,985	21,054
Total revenue	92,027	68,607	52,702
Cost of revenue
License	521	514	366
Subscription and support(1)	12,469	11,062	11,911
Professional services and other(1)	14,535	13,415	15,431
Total cost of revenue	27,525	24,991	27,708
Gross profit	64,502	43,616	24,994
Operating expenses
Research and development(1)	37,795	30,387	22,273
Sales and marketing(1)	50,178	49,250	47,029
General and administrative(1)	17,436	13,453	14,415
Total operating expenses	105,409	93,090	83,717
Operating loss	(40,907)	(49,474)	(58,723)
Other expense, net	(390)	(452)	(1,678)
Loss before income taxes	(41,297)	(49,926)	(60,401)
Provision for income taxes	215	427	392
Net loss	$(41,512)	$(50,353)	$(60,793)

(1)	Includes stock-based compensation expense as follows:

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands)
Cost of subscription and support revenue	$147	$44	$24
Cost of professional services and other revenue	520	223	133
Research and development	3,592	1,195	490
Sales and marketing	1,808	777	1,090
General and administrative	2,321	1,212	989
Total stock-based compensation expense	$8,388	$3,451	$2,726

	Fiscal Year Ended July 31,
	2016	2015	2014
	(as a percentage of total revenue)
Consolidated Statement of Operations Data:
Revenue
License	35.1%	30.3%	21.7%
Subscription	31.7	31.7	28.0
Support	15.0	13.3	10.4
Professional services and other	18.2	24.7	39.9
Total revenue	100.0	100.0	100.0
Cost of revenue
License	0.6	0.7	0.7
Subscription and support	13.5	16.1	22.6
Professional services and other	15.8	19.6	29.3
Total cost of revenue	29.9	36.4	52.6
Gross profit	70.1	63.6	47.4
Operating expenses
Research and development	41.1	44.3	42.3
Sales and marketing	54.5	71.8	89.2
General and administrative	18.9	19.6	27.4
Total operating expenses	114.5	135.7	158.9
Operating loss	(44.5)	(72.1)	(111.5)
Other expense, net	(0.4)	(0.7)	(3.2)
Loss before income taxes	(44.9)	(72.8)	(114.7)
Provision for income taxes	0.2	0.6	0.7
Net loss	(45.1)%	(73.4)%	(115.4)%

Fiscal 2016, 2015 and 2014

Revenue

	Fiscal Year Ended July 31,			2016 to 2015 % Change	2015 to 2014 % Change
	2016	2015	2014
	(dollar amounts in thousands)
Revenue
License	$32,345	$20,757	$11,411	55.8%	81.9%
Subscription	29,161	21,715	14,738	34.3%	47.3%
Support	13,775	9,150	5,499	50.5%	66.4%
Professional services and other	16,746	16,985	21,054	(1.4)%	(19.3)%
Total revenue	$92,027	$68,607	$52,702	34.1%	30.2%
Percentage of revenue
License	35.1%	30.3%	21.7%
Subscription	31.7%	31.7%	28.0%
Support	15.0%	13.3%	10.4%
Professional services and other	18.2%	24.7%	39.9%
Total	100.0%	100.0%	100.0%

Fiscal 2016 Compared to Fiscal 2015. Total revenue increased $23.4 million, or 34%, in fiscal 2016 compared to fiscal 2015, due to an increase in license revenue of $11.6 million, or 56%, an increase in subscription revenue of $7.4 million, or 34%, and an increase in support revenue of $4.6 million, or 51%, partially offset by a decrease in professional services and other revenue of $0.2 million, or 1%. The increase in license revenue in fiscal 2016 compared to fiscal 2015 was primarily due to the growth in on-premise deployments that resulted in an increase in perpetual licenses. The increase in subscription revenue in fiscal 2016 compared to fiscal 2015 was driven primarily by growth in the number of customers adopting our cloud-based solution. The increase in support revenue in fiscal 2016 compared to fiscal 2015 was primarily a result of an increase in the installed base of on-premises software licenses that increased our recurring software support fees paid by those customers. The decrease in professional services and other revenue was primarily due to customers' increased use of professional services provided by our channel partners and other third parties. In 2015, we started to refer professional services opportunities to our partners which has contributed to the above mentioned decrease. In fiscal 2016, we also experienced a decrease in the proportion of our total revenue that we derived from customers located outside the United States, falling from 38% in fiscal 2015 to 36% in fiscal 2016.

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

Cost of Revenue and Gross Margin

	Fiscal Year Ended July 31,			2016 to 2015 % Change	2015 to 2014 % Change
	2016	2015	2014
	(dollar amounts in thousands)
Cost of revenue
License	$521	$514	$366	1.4%	40.4%
Subscription and support	12,469	11,062	11,911	12.7%	(7.1)%
Professional services and other	14,535	13,415	15,431	8.3%	(13.1)%
Total cost of revenue	$27,525	$24,991	$27,708	10.1%	(9.8)%
Gross margin
License	98.4%	97.5%	96.8%
Subscription and support	71.0%	64.2%	41.1%
Professional services and other	13.2%	21.0%	26.7%
Total gross margin	70.1%	63.6%	47.4%

Fiscal 2016 Compared to Fiscal 2015. Total cost of revenue increased by $2.5 million, or 10.1%, in fiscal 2016 compared to fiscal 2015, primarily due to an increase in cost of subscription and support revenue of $1.4 million, or 12.7%, and an increase in cost of professional services and other revenue of $1.1 million, or 8.3%. The increase in cost of subscription and support revenue primarily reflected a $1.0 million increase in third-party hosting costs, and a $0.4 million increase in salaries and benefits costs. The increase in cost of professional services and other revenue was driven by a $0.9 million increase in salaries and benefits costs and stock-based compensation, and a $0.4 million increase in travel expense. This was partially offset by a $0.1 million reduction in third party consulting fees.

Total gross margin increased in fiscal 2016 compared to fiscal 2015 due to a favorable shift in revenue mix as a result of higher license and subscription and support revenues due to an increase in our customer base. More specifically, our license and subscription and support revenue accounted for 82% of our total revenue in fiscal 2016, compared to 75% of our total revenue in fiscal 2015. This increase in total gross margin also reflected increased efficiencies in our customer support organization and substantial completion of customer migration to our current digital platform, resulting in a significant increase in our subscription and support gross margin. This increase was partially offset by a decline in gross margin on our professional services and other revenue due to investments in hiring and training that were made in fiscal 2016 and a year on year decline in average hourly rate.

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

Operating Expenses

	Fiscal Year Ended July 31,			2016 to 2015 % Change	2015 to 2014 % Change
	2016	2015	2014
	(dollar amounts in thousands)
Operating expenses
Research and development	$37,795	$30,387	$22,273	24.4%	36.4%
Sales and marketing	50,178	49,250	47,029	1.9%	4.7%
General and administrative	17,436	13,453	14,415	29.6%	(6.7)%
Total operating expenses	$105,409	$93,090	$83,717	13.2%	11.2%
Percentage of revenue
Research and development	41.1%	44.3%	42.3%
Sales and marketing	54.5%	71.8%	89.2%
General and administrative	18.9%	19.6%	27.4%
Total operating expenses	114.5%	135.7%	158.9%

Research and Development Expense

Fiscal 2016 Compared to Fiscal 2015. Research and development expense increased $7.4 million, or 24%, in fiscal 2016 compared to fiscal 2015, primarily due to a $6.2 million increase in salaries and benefits expense and stock-based compensation as we increased engineering headcount in the United States to support ongoing development and enhancement of our product offerings. In addition, professional services and engineering infrastructure expense increased by $0.7 million, software and equipment expense increased by $0.4 million, and travel related expenses increased by $0.1 million.

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

Sales and Marketing Expense

Fiscal 2016 Compared to Fiscal 2015. Sales and marketing expense increased $0.9 million, or 2%, in fiscal 2016 compared to fiscal 2015, primarily due to a $1.0 million increase in salaries and benefits expense and stock-based compensation expense. The increased expenses in fiscal 2016 also reflected an increase in marketing related expenditures of $0.5 million as we expanded customer programs and lead generation activities. The increase in sales and marketing expense was partially offset by a $0.3 million decrease in hiring and training and other professional service expenses, and a $0.3 million overall reduction in other operating expenses.

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

General and Administrative Expense

Fiscal 2016 Compared to Fiscal 2015. General and administrative expense increased $4.0 million, or 30%, in fiscal 2016 compared to fiscal 2015, primarily due to a $2.3 million increase in salaries and benefits and stock-based compensation expense, a $0.8 million increase in corporate charges, a $0.6 million increase in professional services primarily related to legal and accounting activities, a $0.1 million increase in travel expense, and a $0.1 million increase in software and equipment expense.

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

Other Expense, Net

	Fiscal Year Ended July 31,			2016 to 2015 % Change	2015 to 2014 % Change
	2016	2015	2014
	(dollar amounts in thousands)
Other expense, net	$(390)	$(452)	$(1,678)	13.7%	73.1%
Percentage of revenue
Other expense, net	(0.4)%	(0.7)%	(3.2)%

Fiscal 2016 Compared to Fiscal 2015. Other expense, net decreased by $0.1 million primarily due to lower foreign exchange losses in fiscal 2016.

Fiscal 2015 Compared to Fiscal 2014. Other expense, net decreased by $1.2 million primarily due to $1.6 million of expense associated with the revaluation of common stock warrants in fiscal 2014 as well as foreign exchange gains and losses.

Provision for Income Taxes

	Fiscal Year Ended July 31,			2016 to 2015 % Change	2015 to 2014 % Change
	2016	2015	2014
	(dollar amounts in thousands)
Provision for income taxes	$215	$427	$392	(49.6)%	8.9%
Percentage of revenue
Provision for income taxes	0.2%	0.6%	0.7%

In each of fiscal 2016, fiscal 2015 and fiscal 2014, we recorded income taxes that were principally attributable to foreign taxes.

Certain Key Non-GAAP Financial Metrics and Key Performance Metrics

To supplement our financial results presented on a GAAP basis, we provide readers of this annual report with certain performance measures, including gross billings, and certain non-GAAP financial measures, including non-GAAP gross profit, non-GAAP gross margin, and non-GAAP operating loss, which we use in analyzing and assessing our overall business performance, for making operating decisions and for forecasting and planning future periods. We consider the use of non-GAAP financial measures and key performance measures helpful in assessing our current financial performance and ongoing operations

There are limitations in using non-GAAP financial measures and key performance measures because the non-GAAP financial measures and performance measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures and key performance measures used by other companies, and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. The presentation of non-GAAP financial information and key performance measures is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge readers of this annual report to review the reconciliation of our non-GAAP financial measures and key performance measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

Gross Billings. Gross billings is a key performance metric which we define as our total revenue plus the change in our deferred revenue in a period. Gross billings in any period consists of sales to new customers plus renewals by and additional sales to existing customers. Our management uses gross billings as a performance measure because we generally bill our customers at the time of sale of our solutions and recognize revenue either upon delivery or ratably over subsequent periods, and a portion of our revenue may be recognized over a period of more than 12 months. We believe that gross billings provides valuable insight into the sales of our solutions and the performance of our business. We do not consider gross billings as a substitute for revenue recognition or revenue measurement.

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

The following table summarizes certain of our key non-GAAP financial metrics and key performance metrics:

	Fiscal Year Ended July 31,
	2016	2015	2014
	(dollar amounts in thousands)
Gross billings	$105,114	$81,219	$63,768
Non-GAAP gross profit	66,092	44,791	$25,763
Non-GAAP gross margin	71.8%	65.3%	48.9%
Non-GAAP operating loss	$(31,484)	$(44,881)	$(55,117)

The following table reflects the reconciliation of the most directly comparable GAAP financial measure to each of the non-GAAP financial measures and key performance metrics discussed above:

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands)
Gross billings:
Total revenue	$92,027	$68,607	$52,702
Total deferred revenue, end of period	53,889	40,802	28,190
Less: Total deferred revenue, beginning of period	(40,802)	(28,190)	(17,124)
Total change in deferred revenue	13,087	12,612	11,066
Gross billings	$105,114	$81,219	$63,768
Non-GAAP gross profit:
Gross profit	64,502	43,616	$24,994
Add: Stock-based compensation expense	667	267	157
Add: Amortization of intangible assets	923	908	612
Non-GAAP gross profit	$66,092	$44,791	$25,763
Non-GAAP gross margin:
Gross margin	70.1%	63.6%	47.4%
Add: Stock-based compensation expense	0.7%	0.4%	0.3
Add: Amortization of intangible assets	1.0%	1.3%	1.2
Non-GAAP gross margin	71.8%	65.3%	48.9%
Non-GAAP operating loss:
Operating loss	$(40,907)	$(49,474)	$(58,723)
Add: Stock-based compensation expense	8,388	3,451	2,726
Add: Amortization of intangible assets	1,035	1,142	880
Non-GAAP operating loss	$(31,484)	$(44,881)	$(55,117)

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly statements of operations data for the eight fiscal quarters ended July 31, 2016, as well as the percentage that each line item represents of total revenue. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this annual report and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	July 31, 2016	April 30, 2016	Jan 31, 2016	Oct 31, 2015	July 31, 2015	April 30, 2015	Jan 31, 2015	Oct 31, 2014

Consolidated Statement of Operations Data:
Revenue
License	$8,581	$8,161	$8,763	$6,840	$5,538	$5,697	$5,106	$4,416
Subscription	7,730	6,967	7,638	6,826	6,353	5,368	5,447	4,547
Support	3,875	3,485	3,339	3,076	2,654	2,326	2,224	1,946
Professional services and other	4,930	4,864	3,149	3,803	4,157	3,899	4,231	4,698
Total revenue	25,116	23,477	22,889	20,545	18,702	17,290	17,008	15,607
Cost of revenue
License	136	128	129	128	128	129	128	129
Subscription and support(1)	3,168	3,077	3,141	3,083	2,887	2,808	2,929	2,438
Professional services and other(1)	4,007	3,879	3,396	3,253	3,268	3,103	3,324	3,720
Total cost of revenue	7,311	7,084	6,666	6,464	6,283	6,040	6,381	6,287
Gross profit	17,805	16,393	16,223	14,081	12,419	11,250	10,627	9,320
Operating expenses
Research and development(1)	10,281	9,477	8,913	9,124	8,435	7,567	7,062	7,323
Sales and marketing(1)	12,166	12,702	11,761	13,549	12,937	11,139	11,214	13,960
General and administrative(1)	4,963	4,075	4,212	4,186	3,450	3,299	3,125	3,579
Total operating expenses	27,410	26,254	24,886	26,859	24,822	22,005	21,401	24,862
Operating loss	(9,605)	(9,861)	(8,663)	(12,778)	(12,403)	(10,755)	(10,774)	(15,542)
Other income (expense), net	11	19	(227)	(194)	(69)	(93)	(183)	(107)
Loss before income taxes	(9,594)	(9,842)	(8,890)	(12,972)	(12,472)	(10,848)	(10,957)	(15,649)
Provision for income taxes	(65)	73	128	79	84	140	92	111
Net loss	$(9,529)	$(9,915)	$(9,018)	$(13,051)	$(12,556)	$(10,988)	$(11,049)	$(15,760)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	July 31, 2016	April 30, 2016	Jan 31, 2016	Oct 31, 2015	July 31, 2015	April 30, 2015	Jan 31, 2015	Oct 31, 2014

Cost of subscription and support revenue	$33	$43	$41	$30	$23	$8	$8	$5
Cost of professional services and other revenue	192	132	101	95	78	54	48	43
Research and development	1,457	897	671	567	436	306	257	196
Sales and marketing	583	426	463	336	285	173	188	131
General and administrative	745	612	510	454	360	281	349	222
Total stock-based compensation expense	$3,010	$2,110	$1,786	$1,482	$1,182	$822	$850	$597

Liquidity and Capital Resources

	As of July 31,
	2016	2015	2014
	(in thousands)
Cash and cash equivalents	$68,303	$89,562	$51,759

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands)
Cash used in operating activities	$(21,695)	$(37,367)	$(50,267)
Cash used in investing activities	(241)	(966)	(2,086)
Cash provided by financing activities	677	76,136	59,869
Net increase (decrease) in cash and cash equivalents	$(21,259)	$37,803	$7,516

Since our inception, we have funded our operations primarily through sales of equity securities and credit facilities. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, our needs for increased data center capacity to support our expanding customer base, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continuing market acceptance of our solutions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

For fiscal 2016, we used $21.7 million of cash in our operating activities, which reflects our net loss of $41.5 million, adjusted by non-cash charges of $10.8 million consisting primarily of $8.4 million for stock-based compensation, and $2.4 million for depreciation and amortization. Cash inflows were from changes in our working capital, including a $13.1 million increase in deferred revenue due to increased subscription and support sales in fiscal 2016, a $1.0 million increase in accrued expenses and other liabilities, and a $0.8 million increase in prepaid expenses and other assets, which were partially offset by a $4.5 million increase in accounts receivable associated with increased sales, and a $1.4 million decrease in accounts payable.

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

Investing Activities

During fiscal 2016, cash used in investing activities of $0.2 million was primarily attributable to capital expenditures for technology and software support for growth of the business.

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

Financing Activities

During fiscal 2016, cash provided by financing activities of $0.7 million was primarily due to proceeds of $2.6 million from issuance of debt, net of issuance costs, proceeds from our Employee Stock Purchase Plan of $2.1 million and $1.2 million in proceeds from exercise of common stock options, net of taxes paid. These were partially offset by repayments of $4.5 million on our outstanding debt obligations and taxes remitted on vested RSU awards of $0.5 million.

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

Long-term Debt

In May 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”), which was amended and restated in November 2014 and further amended on March 2, 2016 and May 23, 2016 (the “Loan Agreement”). As amended, the Loan Agreement provides us with the ability to borrow up to $25.0 million through a revolving line of credit, $7.5 million of which can be advanced at any time during the draw period and $17.5 million of which is subject to an accounts receivable borrowing base. We can draw upon the revolving line of credit through October 31, 2019, when all outstanding principal and accrued and unpaid interest becomes due and payable, and the revolving loans bear interest at a rate equal to the Prime Rate (as defined in the Loan Agreement the “Prime Rate”) plus 0.5% per annum (equal to 4.0% at July 31, 2016), payable monthly in arrears. Outstanding revolving loans subject to the accounts receivable borrowing base are limited to the lesser of (a) $17.5 million or (b) 80% of the balance of certain eligible customer accounts receivable plus the greater of $6.0 million or 30% of eligible foreign accounts receivable. As of July 31, 2016, we had not drawn on the revolving line of credit. Pursuant to the March 2, 2016 amendment, we also procured a supplemental term loan of $2.65 million, which refinanced, replaced and superseded our pre-existing term loan and equipment term loan in their entirety, and paid off the $156,250 end-of-term payment on the outstanding portion of the term loan. We will repay the outstanding principal of the supplemental term loan in monthly installments, plus interest at a rate equal to the Prime Rate plus 0.25% per annum (equal to 3.75% at July 31, 2016), with the last payment due in March 2018. So long as we are not in default, we are permitted to prepay the supplemental term loan in full without premium or penalty.

In connection with the original Loan Agreement, the Company issued SVB warrants (“SVB warrants”) to purchase 3,495, 26,315 and 39,473 shares of common stock during the years ended July 31, 2015, 2013 and 2012, respectively. On May 13, 2015, 65,788 warrant shares were net exercised on a cashless basis resulting in issuance of 57,082 common shares. As of both July 31, 2016 and July 31, 2015, 3,495 warrants with an exercise price of $13.68 to purchase shares of common stock remained outstanding and exercisable. The outstanding warrants expire in May 2022. There were no SVB warrants issued during the fiscal year ended July 31, 2016.

The Loan Agreement contains customary affirmative covenants and certain financial and negative covenants, including restrictions on disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets and paying dividends. After the March 2, 2016 amendment, we are required to maintain a minimum adjusted quick ratio of 1.75:1 and a minimum total revenue of $74.75 million for the twelve months ending July 31, 2016. For fiscal quarters after July 31, 2016, the minimum total revenue we are required to maintain will be based on our annual plan for the next fiscal year using criteria consistent with the covenant for the twelve months ending July 31, 2016 (as approved by our board of directors). The minimum total revenue requirement for all future periods ending after July 31, 2016 will be subject to further adjustment by SVB. Stemming from noncompliance with a loan covenant at April 30, 2016, on May 23, 2016 we received a waiver of this requirement from SVB and amended the Loan Agreement to modify certain financial covenants. As of July 31, 2016 and 2015, we were in compliance with all loan covenants. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the Loan Agreement.

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

Contractual Payment Obligations

The following summarizes our contractual commitments and obligations as of July 31, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations(1):
Debt obligations(2)	$2,279	$1,384	$895	$—	$—
Purchase obligations(3)	11,865	10,459	1,355	51	—
Operating lease obligations	6,491	2,044	3,637	810	—

(1)	The table above excludes the liability for uncertain tax positions due to the uncertainty of when the related tax settlements will become due.

(2)
Excludes future interest payments on debt obligations for which the timing and amounts are uncertain. Interest payments on debt obligations range from prime plus 0.25% per annum and prime plus 0.5% per annum for the supplemental term loan and the revolving line of credit

(3)
Purchase commitments consist of agreements to purchase services, entered into in the ordinary course of business. These represent non-cancellable commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.

Off-balance Sheet Arrangements

During fiscal 2016, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option pricing model to determine the fair value of stock-based awards. The determination of the grant-date fair value of options using an option pricing model is affected by a number of complex and subjective variables. These variables include the fair value of our common stock, the expected term of the awards, our expected stock price volatility, risk-free interest rates, and expected dividends, which are estimated as follows:

•
Fair Value of Our Common Stock. Since our IPO in April 2015, we have used the market closing price of our common stock as reported on the NASDAQ Global Select Market. Prior to our IPO, the fair value of the common stock underlying the stock-based awards was determined by our board of directors.

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

Fees paid in a cloud computing arrangement: In April 2015, the FASB issued ASU 2015-05 related to a customer’s accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. The Company will adopt ASU 2015-05 beginning with the first fiscal quarter of 2017 on a prospective basis for all arrangements entered into or materially modified after the effective date. The adoption of this standard is not expected to have a material effect on its financial position.

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

Interest Rate Risk

We had cash and cash equivalents of $68.3 million and $89.6 million as of July 31, 2016 and 2015, respectively. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making investments, consisting only of money market funds. During the fiscal years ended July 31, 2016, 2015, and 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our outstanding debt obligations bear interest at a variable rate tied to the prime rate. At July 31, 2016 and 2015, respectively, we had an outstanding balance of $2.2 million and $3.9 million on our debt obligations. During the fiscal years ended July 31, 2016, 2015, and 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest expense.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. All of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the fiscal years ended July 31, 2016, 2015, and 2014. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Item 8. Financial Statements and Supplementary Data
APIGEE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Apigee Corporation:

We have audited the accompanying consolidated balance sheets of Apigee Corporation and subsidiaries (the Company) as of July 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apigee Corporation and subsidiaries as of July 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California
October 7, 2016

Apigee Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	July 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$68,303	$89,562
Accounts receivable, net of allowance for doubtful accounts of $75 and $89 as of July 31, 2016 and 2015, respectively	25,958	21,451
Prepaid expenses and other current assets	5,092	5,806
Total current assets	99,353	116,819
Property and equipment, net	1,923	3,144
Goodwill	14,744	14,744
Intangible assets, net	2,165	3,200
Other assets	652	799
Total assets	$118,837	$138,706
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$368	$2,015
Accrued expenses and other current liabilities	11,247	9,796
Deferred revenue, current portion	44,833	35,648
Term debt, current portion	1,318	2,079
Total current liabilities	57,766	49,538
Non-current liabilities
Deferred revenue, non-current	9,056	5,154
Deferred rent, non-current	1,038	1,550
Other liabilities, non-current	645	773
Term debt, non-current	882	1,787
Total non-current liabilities	11,621	9,264
Total liabilities	69,387	58,802
Commitments and contingencies (Note 9)
Stockholders’ equity
Convertible preferred stock: $0.001 par value; 200,000,000 shares authorized; no shares issued and outstanding at July 31, 2016 and 2015	—	—
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 30,440,809 and 29,386,481 shares issued and outstanding at July 31, 2016 and 2015, respectively	30	29
Additional paid-in capital	287,156	276,099
Accumulated deficit	(237,736)	(196,224)
Total stockholders’ equity	49,450	79,904
Total liabilities and stockholders’ equity	$118,837	$138,706

See accompanying notes to consolidated financial statements

Apigee Corporation
Consolidated Statements of Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended July 31,
	2016	2015	2014
Revenue
License	$32,345	$20,757	$11,411
Subscription and support	42,936	30,865	20,237
Professional services and other	16,746	16,985	21,054
Total revenue	92,027	68,607	52,702
Cost of revenue
License	521	514	366
Subscription and support	12,469	11,062	11,911
Professional services and other	14,535	13,415	15,431
Total cost of revenue	27,525	24,991	27,708
Gross profit	64,502	43,616	24,994
Operating expenses
Research and development	37,795	30,387	22,273
Sales and marketing	50,178	49,250	47,029
General and administrative	17,436	13,453	14,415
Total operating expenses	105,409	93,090	83,717
Loss from operations	(40,907)	(49,474)	(58,723)
Other expense, net	(390)	(452)	(1,678)
Loss before provision for income taxes	(41,297)	(49,926)	(60,401)
Provision for income taxes	215	427	392
Net loss and comprehensive loss	$(41,512)	$(50,353)	$(60,793)
Net loss per share:
Basic and diluted	$(1.39)	$(4.73)	$(17.81)
Weighted-average shares outstanding used in calculating net loss per share:
Basic and diluted	29,769	10,651	3,413

See accompanying notes to consolidated financial statements

Apigee Corporation
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 31, 2013	14,797,535	$112	3,003,076	$23	$112,279	$(85,078)	$27,336
Issuance of Series G convertible preferred stock in connection with InsightsOne acquisition	511,538	4	—	—	9,599	—	$9,603
Issuance of Series G-1 convertible preferred stock in connection with InsightsOne acquisition	681,792	5	—	—	7,416	—	$7,421
Issuance of Series H convertible preferred stock, net of issuance costs of $180	2,715,382	21	—	—	59,853	—	$59,874
Issuance of common stock upon exercise of options	—	—	545,370	4	452	—	$456
Issuance of common stock upon vesting of restricted stock units	—	—	70,655	1	29	—	$30
Issuance of common stock from exercise of common stock warrants	—	—	311,741	2	2,836	—	$2,838
Issuance of restricted stock units in connection with InsightsOne acquisition	—	—	—	—	31	—	$31
Stock-based compensation	—	—	—	—	2,726	—	$2,726
Net loss	—	—	—	—	—	(60,793)	$(60,793)
Balances at July 31, 2014	18,706,247	142	3,930,842	30	195,221	(145,871)	$49,522
Conversion of convertible preferred stock to common stock upon initial public offering	(18,614,597)	(141)	19,818,172	(11)	152	—	$—
Issuance of common stock upon initial public offering, net of offering costs of $4,022	—	—	5,115,000	5	76,842	—	$76,847
Issuance of common stock upon exercise of options	—	—	465,385	5	429	—	$434
Issuance of common stock from exercise of common stock warrants	—	—	57,082	—	26	—	$26
Issuance of restricted stock units in connection with InsightsOne acquisition	—	—	—	—	(8)	—	$(8)
Repurchase of series G-1 preferred stock	(91,650)	(1)	—	—	(14)	—	$(15)
Stock-based compensation	—	—	—	—	3,451	—	$3,451
Net loss	—	—	—	—	—	(50,353)	$(50,353)
Balances at July 31, 2015	—	—	29,386,481	29	276,099	(196,224)	$79,904
Issuance of common stock upon exercise of options	—	—	625,496	1	1,161	—	$1,162
Shares issued under employee stock purchase plan	—	—	296,411	—	2,057	—	$2,057
Repurchase of unvested common stock	—	—	(24,287)	—	(18)	—	$(18)
Restricted stock units vested (net)	—	—	156,708	—	—	—	$—
Shares withheld for taxes related to net share settlement	—	—	—	—	(531)	—	$(531)
Stock-based compensation	—	—	—	—	8,388	—	$8,388
Net loss	—	—	—	—	—	(41,512)	$(41,512)
Balances at July 31, 2016	—	—	30,440,809	30	287,156	(237,736)	$49,450
 See accompanying notes to consolidated financial statements

Apigee Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended July 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(41,512)	$(50,353)	$(60,793)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,401	2,436	2,104
Provision for (recovery of) doubtful accounts	(14)	42	150
Amortization of debt discount	39	46	24
Issuances and changes in fair value of common stock warrants	—	—	1,584
Deferred income taxes	—	—	(84)
Stock-based compensation expense	8,388	3,451	2,726
Loss on disposal of fixed assets	—	10	39
Loss on lease abandonment	—	—	75
Changes in operating assets and liabilities
Accounts receivable	(4,493)	(5,090)	(9,671)
Prepaid expenses and other assets	841	(1,733)	(1,173)
Accounts payable	(1,400)	(996)	1,034
Accrued expenses and other liabilities	968	2,209	2,694
Deferred revenue	13,087	12,611	11,024
Net cash used in operating activities	(21,695)	(37,367)	(50,267)
Cash flows from investing activities
Purchase of property and equipment	(241)	(966)	(2,539)
Proceeds from the sale of property and equipment	—	—	4
Acquisitions, net of cash acquired	—	—	449
Net cash used in investing activities	(241)	(966)	(2,086)
Cash flows from financing activities
Proceeds from issuance of debt, net of issuance costs	2,648	4,000	6,500
Repayments of debt obligations	(4,489)	(5,382)	(6,961)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	59,874
Repurchases of unvested common stock	(18)	—	—
Proceeds from initial public offering, net of offering costs	(152)	77,092	—
Taxes remitted on RSU awards vested	(531)	—	—
Proceeds from exercise of stock options, net of taxes paid	1,162	434	456
Proceeds from Employee Stock Purchase Plan	2,057	—	—
Cash paid for fractional shares	—	(8)	—
Net cash provided by financing activities	677	76,136	59,869
Net increase (decrease) in cash and cash equivalents	(21,259)	37,803	7,516
Cash and cash equivalents
Beginning of period	89,562	51,759	44,243
End of period	$68,303	$89,562	$51,759
Supplemental disclosures
Cash paid for interest	$129	$231	$321
Cash paid for taxes, net of refunds	316	541	348
Non-cash investing and financing activities
Accrued purchases of property and equipment	$2	$16	$15
Property and equipment acquired utilizing lease incentives	—	139	883
Convertible preferred stock issued in connection with InsightsOne acquisition	—	—	17,024
Issuance of restricted stock units in connection with InsightsOne acquisition	—	—	31
Deferred offering costs not yet paid	—	176	—
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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period covered by the consolidated financial statements and accompanying notes. In particular, the Company makes estimates with respect to the fair value of multiple elements in revenue recognition, uncollectible accounts receivable, assets acquired and liabilities assumed in a business combination, valuation of long-lived assets, stock-based compensation, income taxes and other contingencies. Actual results could differ from those estimates and such differences could be material to the financial statements and affect the results of operations reported in future periods.

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using the current exchange rate in effect at the balance sheet date and non-monetary items are remeasured at the historical exchange rate. Expenses are remeasured at the average exchange rates for the period. The resulting gains and losses are included in other expense, net and were not material for the years ended July 31, 2016, 2015 and 2014.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of July 31, 2016 and 2015, $66.0 million and $86.4 million, respectively, of cash and cash equivalents were invested in money market funds.

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

The Company’s significant customers who individually exceeded 10% of total accounts receivable as of the dates shown or total revenue during the period are as follows:

	Revenue			Accounts Receivable
	Year Ended July 31,			As of July 31,
	2016	2015	2014	2016	2015
Customer A	*	*	15%	*	*
Customer B	*	*	*	11%	*
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

The following table summarizes the accounts receivable allowance activity:

	Year Ended July 31,
	2016	2015	2014
	(in thousands)
Balance at beginning of period	$89	$204	$172
Additions	132	42	150
Write-offs, net of recoveries	(146)	(157)	(118)
Balance at end of period	$75	$89	$204

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s impairment tests are based on a single operating segment and reporting unit structure. If the Company determines that it is more likely than not that the fair value of the Company’s reporting unit is less than the carrying value, it will conduct a two-step test for impairment of goodwill. The first step involves comparing the fair value of the Company’s reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. The Company’s annual goodwill impairment test resulted in no impairment charges during the years ended July 31, 2016, 2015 or 2014.

Intangible assets acquired as part of a business combination, consisting primarily of developed technology, customer relationships and backlog are capitalized at their acquisition-date fair value and amortized using the straight-line method over their estimated useful life.

Impairment of Long-lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the future undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. There were no impairment charges for the years ended July 31, 2016, 2015 and 2014.

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

Sales Commissions

Sales commissions are recorded as a component of sales and marketing expenses and consist of the variable compensation paid to the Company’s sales force. Sales commissions are earned and recorded at the time that a customer has entered into a binding license, subscription or services agreement. Sales commission expense was $7.2 million, $7.1 million and $4.6 million for the years ended July 31, 2016, 2015 and 2014, respectively.

Research and Development

Research and development costs are expensed as incurred, except for certain internal-use software development costs, which may be capitalized as noted above.

Advertising

The Company expenses advertising costs as incurred as a component of sales and marketing expenses. The Company incurred advertising costs of zero, $0.1 million and $0.2 million for the years ended July 31, 2016, 2015 and 2014, respectively.

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

The determination of the grant date fair value of awards is affected by a number of complex variables, which include the Company’s fair value of common stock, expected term of the options, expected volatility, risk-free interest rates and expected dividends. Prior to the Company's IPO, the Company engaged an outside expert to assist management with the valuation of the Company's common stock grants.

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

The Company has recorded a full valuation allowance on its U.S. deferred tax assets as of July 31, 2016 because the realization of these tax benefits through future taxable income is not more likely than not as of July 31, 2016. The valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the plans and estimates. Should the actual amounts differ from the estimates, the amount of the valuation allowance could be materially impacted.

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

Other Taxes

The Company conducts operations in many tax jurisdictions throughout the U.S and around the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company’s operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with GAAP, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. The Company believes that, as of July 31, 2016 and 2015, it has adequately provided for such contingencies. However, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where the Company conducts its operations.

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

Balance Sheet Classification of Deferred Taxes: In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that all deferred tax assets and liabilities be classified as non-current on the balance sheet. The amendments in ASU 2015-17 are intended to simplify the presentation of deferred income taxes. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted the ASU in the fourth quarter of the year ended July 31, 2016. This guidance did not have a material impact on the Company’s consolidated financial statements.

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

(3) Goodwill and Intangible Assets

The following table provides a summary of changes in the carrying amount of the Company’s goodwill:

	Year Ended July 31,
	2016	2015	2014
	(in thousands)
Balance at beginning of period	$14,744	$14,744	$—
Acquisition	—	—	14,744
Balance at end of period	$14,744	$14,744	$14,744

The following tables provide a summary of the carrying amount and accumulated amortization of the Company’s intangible assets:

July 31, 2016	Amortization Period	Gross Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Developed technology	48-60 months	$5,244	$(3,079)	$2,165
Total		$5,244	$(3,079)	$2,165

July 31, 2015	Amortization Period	Gross Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Developed technology	48-60 months	$5,244	$(2,044)	$3,200
Customer relationships	12 months	150	(150)	$—
Total		$5,394	$(2,194)	$3,200

Amortization expense was $1.0 million, $1.1 million, $0.9 million for the years ended July 31, 2016, 2015 and 2014, respectively. Expected future amortization expense as of July 31, 2016 is as follows:

Amount
(in thousands)
2017	$908
2018	908
2019	349
Total	$2,165

(4) Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis:

	As of July 31, 2016
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets
Money market funds	$65,966	$—	$—	$65,966
Reported as:
Cash and cash equivalents				$65,966

	As of July 31, 2015
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets
Money market funds	$86,370	$—	$—	$86,370
Reported as:
Cash and cash equivalents				$86,370

A summary of changes in the fair value of the Company’s Level III financial liability related to the common stock warrants for the year ended July 31, 2015 is as follows:

Year Ended July 31,
2015
(in thousands)
Fair value, beginning of period	$1,254
Issuance of common stock warrants	—
Change in fair value of Level III liabilities	1,584
Exercise of common stock warrants	(2,838)
Fair value, end of period	$—

(5) Common Stock Warrants

The Company has not issued any new warrants in fiscal 2016. As of July 31, 2016 and July 31, 2015, 3,495 warrants to purchase shares of common stock issued to Silicon Valley Bank in fiscal 2015 with an exercise price of $13.68 remained exercisable.

On February 14, 2013, the Company issued to one of its customers a warrant to purchase 420,901 shares of common stock with an exercise price of $1.52 per share. The warrant was provided as a sales incentive and recorded as an offset to the amount of revenue recognized from the customer. The warrant vested 50% upon achievement of each of two performance milestones. Both performance milestones were based on achieving certain targets and both were met as of July 31, 2013. The warrant agreement had an anti-dilution clause whereby, if a financing event occurred prior to December 31, 2013, the Company was obligated to issue additional warrants to the customer equal to 2% of the Company’s outstanding shares on a fully diluted basis. A financing event was defined as a sale of equity securities for capital raising purposes during the period beginning on the date of the issue of the warrants until December 31, 2013.

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

The Company determined the fair value of warrants on the issuance date and subsequent reporting dates using the Black-Scholes pricing model utilizing the assumptions noted below. The expected term of the warrants was based on the remaining contractual expiration period. The expected stock price volatility for the Company’s stock was determined by examining the historical volatilities of a group of its industry peers as it did not have any trading history of its common stock. The risk-free interest rate was calculated using the average of the published interest rates for U.S. Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption was zero, as the Company does not have any history of, nor plans for, dividend payments.

The following assumptions were used to estimate the fair value of the common stock warrants:

Year Ended July 31,
2014
Expected volatility	34.9 – 37.0%
Risk-free rate	0.07 – 0.11%
Dividend yield	—%
Expected term (in years)	0.28 – 0.41
Fair value of common stock	$4.11 – $7.38

No customer common stock warrants were issued or valued during the years ended July 31, 2016 and 2015.

(6) Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	July 31,
	2016	2015
	(in thousands)
Prepaid expenses	$1,673	$2,502
Prepaid hosting costs	1,548	2,138
Other	1,871	1,166
	$5,092	$5,806

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over the estimated useful lives. Property and equipment, net consisted of the following:

	July 31,
	2016	2015
	(in thousands)
Leasehold improvements	$2,553	$2,668
Computer equipment and software	1,777	2,600
Furniture and fixtures	680	671
	5,010	5,939
Less: accumulated depreciation and amortization	(3,087)	(2,795)
	$1,923	$3,144

Total depreciation expense for the years ended July 31, 2016, 2015 and 2014 was $1.4 million, $1.3 million, and $1.2 million, respectively.

Accrued Liabilities

Accrued expenses and other current liabilities consisted of the following:

	July 31,
	2016	2015
	(in thousands)
Accrued bonuses and commissions	$3,300	$3,243
Accrued sales, service and income taxes	3,085	2,291
Accrued payroll and benefits	1,375	1,702
Other	3,487	2,560
	$11,247	$9,796

Deferred Revenue

Deferred revenue consisted of the following:

	July 31,
	2016	2015
	(in thousands)
Deferred revenue:
License	$5,548	$8,066
Subscription	28,529	19,856
Support	11,415	8,716
Professional services and other	8,397	4,164
Total deferred revenue	53,889	40,802
Less: current portion of deferred revenue	(44,833)	(35,648)
Non-current portion of deferred revenue	$9,056	$5,154

(7) Income Taxes

Loss before provision for income taxes consisted of the following for the periods shown below:

	Year Ended July 31,
	2016	2015	2014
	(in thousands)
United States	$(42,770)	$(51,336)	$(61,957)
International	1,473	1,410	1,556
Total	$(41,297)	$(49,926)	$(60,401)

Income tax expense consisted of the following for the periods shown below:

	Year Ended July 31,
	2016	2015	2014
	(in thousands)
Current income tax provision:
Federal	$—	$—	$—
State	—	4	—
Foreign	278	423	476
Total current tax provision	$278	$427	$476
Deferred income tax provision
Federal	—	—	—
State	—	—	(96)
Foreign	(63)	—	12
Total deferred tax provision	(63)	—	(84)
Total income tax provision	$215	$427	$392

For the fiscal years ended July 31, 2016, 2015 and 2014, the Company’s tax provision consisted principally of foreign income tax expense.

The reconciliation of federal statutory income tax provision to the Company’s effective income tax provision is as follows:

	Year Ended July 31,
	2016	2015	2014
	(in thousands)
Expected provision at U.S. federal statutory rate	$(14,039)	$(16,975)	$(20,536)
State income taxes—net of federal benefit	—	2	(96)
Stock-based compensation	78	668	98
Common stock warrant	—	—	63
Tax credits	(941)	(391)	(225)
Foreign tax rate differential	(30)	(80)	(67)
Acquisition costs	—	—	125
Change in valuation allowance	15,301	17,570	20,790
Other	(154)	(367)	240
Total tax provision	$215	$427	$392

Deferred tax assets and liabilities consisted of the following:

	July 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$81,822	$75,812
Accrued liabilities	1,482	1,280
Tax credit carryforwards	5,859	3,759
Fixed assets	269	157
Deferred revenue	2,207	733
Stock-based compensation	1,996	806
Other	1	1
Valuation allowance	(92,846)	(81,341)
Total deferred tax assets	790	1,207
Deferred tax liabilities:
Intangible assets	(684)	(1,163)
Total deferred tax liabilities	(684)	(1,163)
Net deferred tax assets	$106	$44

	July 31,
	2016	2015
	(in thousands)
Recorded as:
Current deferred tax assets	$—	$1,076
Current valuation allowance	—	(1,050)
Non-current deferred tax assets	92,908	81,477
Non-current valuation allowance	(92,802)	(80,291)
Current deferred tax liabilities	—	(5)
Non-current deferred tax liabilities	—	(1,163)
Net deferred tax assets	$106	$44

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence, including operating results, history of losses, and forecasts of future taxable income in various U.S. and foreign jurisdictions, in order to ascertain whether it is more likely than not that deferred tax assets will be realized. The Company records a valuation allowance to reduce the amount of deferred tax assets to the amount that is more likely than not to be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Accordingly, the U.S. net deferred tax assets have been fully offset by a valuation allowance. A valuation allowance has not been recorded on certain foreign deferred net tax assets because these assets are expected to be realized on a more likely than not basis. The valuation allowance increased by $11.5 million and $23.1 million, respectively, during the years ended July 31, 2016 and 2015.

As of July 31, 2016 and 2015, the Company had net operating loss carryforwards for federal income tax purposes of $224.1 million and $193.3 million, respectively, which expire in the years 2024 through 2035. As of July 31, 2016 and 2015, the Company had net operating loss carryforwards for California state income tax purposes of $80.4 million and $162.5 million, respectively, which expire in the years 2016 through 2035. We had elected the three-factor apportionment formula pursuant to the Multistate Tax Compact, or MTC, in determining the state net operating loss carryforwards for certain years. In December 2015, the California Supreme Court overturned the California Appellate court decision on The Gillette Company et al. v. California Franchise Tax Board. The court held that the taxpayers couldn’t elect an evenly weighted, three-factor apportionment formula pursuant to the MTC. As a result of the California Supreme Court decision, we reduced our deferred tax assets and offsetting valuation allowance related to the California NOL calculated in earlier years pursuant to the MTC election.

As of July 31, 2016 and 2015, the Company had R&D credit carryforwards for federal income tax purposes of $5.0 million and $3.1 million respectively, which expire in the years 2024 through 2035. As of July 31, 2016 and 2015, the Company had R&D credit carryforwards for California income tax purposes of $4.2 million and $2.9 million respectively, which have no expiration date.

The Code, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. Based on an analysis under Section 382 of the Internal Revenue Code, the Company experienced an ownership change in 2005 which substantially limits the future use of NOLs and certain other pre-change tax attributes as of that date. The Company has excluded the NOLs and R&D credits that will expire as a result of the annual limitations in the deferred tax assets as of July 31, 2016. To the extent that the Company does not utilize the carryforwards within the applicable statutory carryforward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carryforwards will expire unused.

The Company intends to reinvest its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided on approximately $4.0 million of undistributed earnings and other outside basis differences of foreign subsidiaries. As of July 31, 2016, it is not practicable for the Company to determine the potential income tax impact of remitting these earnings.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	July 31,
	2016	2015
	(in thousands)
Balance at beginning of year	$1,805	$1,273
Increase related to prior year tax positions	202	194
Decrease related to prior year tax positions	(13)	(20)
Increase related to current year tax positions	605	358
Decrease related to lapse of statute of limitations	(48)	—
Balance at end of year	$2,551	$1,805

If the gross unrecognized tax benefits at July 31, 2016 were recognized, $0.2 million of the recognition would affect the effective income tax rate. The Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months.

The Company also recognizes interest and penalties accrued in relation to unrecognized tax benefits as a tax expense. For the years ended July 31, 2016, 2015 and 2014, the Company recorded charges to tax expense of $33,000, $36,000 and $39,000 for interest and penalties, respectively. As of July 31, 2016 and 2015, the Company had $0.4 million and $0.5 million of accrued interest and penalties, which are included in non-current income tax liabilities in the consolidated balance sheets.

(8) Long-term Debt

In May 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”), which was amended and restated in November 2014 and further amended on March 2, 2016 and May 23, 2016 (the “Loan Agreement”). As amended, the Loan Agreement provides us with the ability to borrow up to $25.0 million through a revolving line of credit, $7.5 million of which can be advanced at any time during the draw period and $17.5 million of which is subject to an accounts receivable borrowing base. We can draw upon the revolving line of credit through October 31, 2019, when all outstanding principal and accrued and unpaid interest becomes due and payable, and the revolving loans bear interest at a rate equal to the Prime Rate (as defined in the Loan Agreement the “Prime Rate”) plus 0.5% per annum (equal to 4.0% at July 31, 2016). Outstanding revolving loans subject to the accounts receivable borrowing base are limited to the lesser of (a) $17.5 million or (b) 80% of the balance of certain eligible customer accounts receivable plus the greater of $6.0 million million or 30% of eligible foreign accounts receivable. As of July 31, 2016, we had not drawn on the revolving line of credit. Pursuant to the March 2, 2016 amendment, we also procured a supplemental term loan of $2.65 million, which refinanced, replaced and superseded our pre-existing term loan and equipment term loan in their entirety, and paid off the $156,250 end-of-term payment on the outstanding portion of the term loan. We will repay the outstanding principal of the supplemental term loan in monthly installments, plus interest at a rate equal to the Prime Rate plus 0.25% per annum (equal to 3.75% at July 31, 2016), with the last payment due in March 2018. So long as we are not in default, we are permitted to prepay the supplemental term loan in full without premium or penalty.

The Loan Agreement contains customary affirmative covenants and certain financial and negative covenants, including restrictions on disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets and paying dividends. After the March 2, 2016 amendment, we are required to maintain a minimum adjusted quick ratio of 1.75:1 and a minimum total revenue of $35 million for the six months ended January 31, 2016, $54 million for the nine months ending April 30, 2016 and $74.75 million for the twelve months ending July 31, 2016. For fiscal quarters after July 31, 2016, the minimum total revenue we are required to maintain will be based on our annual plan for the next fiscal year using criteria consistent with the covenant for the twelve months ending July 31, 2016 (as approved by our board of directors). The minimum total revenue requirement for all future periods ending after July 31, 2016 will be subject to further adjustment by SVB. Stemming from non-compliance with a loan covenant at April 30, 2016, on May 23, 2016 we received a waiver of this requirement from SVB and amended the Loan Agreement to modify certain financial covenants. As of July 31, 2016 and 2015, we were in compliance with all loan covenants. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the Loan Agreement.

The Loan Agreement contains customary events of default that include, among others, payment defaults, covenant defaults, bankruptcy defaults, cross-defaults to certain other obligations, judgment defaults and inaccuracy of representations and warranties. Upon the occurrence of an event of default, SVB may elect to declare all amounts outstanding under the Loan and Security Agreement to be immediately due and payable and terminate all commitments to extend further credit. If the Company is unable to repay all amounts outstanding, SVB can proceed against the collateral granted to them to secure such indebtedness. In addition, the occurrence of an event of default will increase the applicable rate of interest by three percentage points for the applicable unpaid loan(s). As of July 31, 2016 and 2015, the Company was in compliance with all loan covenants.

The Company’s outstanding loan balances as of July 31, 2016 and July 31, 2015 are summarized as follows:

	July 31,
Outstanding Loan Balances	2016	2015
	(in thousands)
Silicon Valley Bank term loan	$—	$2,934
Silicon Valley Bank equipment loan	—	958
Silicon Valley Bank supplemental loan	2,207	—
Total principal amount	2,207	3,892
Less: Unamortized discount	(7)	(26)
Total debt	2,200	3,866
Less: current portion	(1,318)	(2,079)
Non-current debt, excluding current portion	$882	$1,787

The future principal maturities of debt as of July 31, 2016 are as follows:

(in thousands)
2017	$1,324
2018	883
Total	$2,207

In connection with the original Loan Agreement, the Company issued SVB warrants (“SVB warrants”) to purchase 3,495 shares of common stock during the year ended July 31, 2015. On May 13, 2015, 65,788 warrant shares issued in earlier periods were net exercised on a cashless basis resulting in issuance of 57,082 common shares. Warrants to purchase 3,495 shares have an exercise price of $13.68 and expire in November 2024. The fair value of the SVB warrants was determined using the Black-Scholes option valuation model. As of July 31, 2016 and 2015, 3,495 of these warrants to purchase shares of common stock remained outstanding and exercisable. There were no warrants issued to SVB during the year ended July 31, 2016.

The following assumptions were used to estimate the fair value of the SVB warrants:

	Year Ended July 31,
	2015	2014
Expected volatility	42.0%	—%
Risk-free interest rate	2.3%	—%
Dividend yield	—%	—%
Expected term (in years)	10.0	—

(9) Commitments and Contingencies

Leases

The Company leases office space in San Jose, California; London, England; and Sydney, Australia under non-cancelable operating leases with various expiration dates through 2019. Rent expense was $2.1 million, $2.3 million and $2.5 million for the years ended July 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments under non-cancelable operating leases as of July 31, 2016 are as follows:

(in thousands)
2017	$2,131
2018	1,851
2019	1,655
Total future minimum operating lease payments	$5,637

Letters of Credit

As of July 31, 2016, the Company had a total of $0.5 million in letters of credit outstanding related to its leased office space in San Jose, California. The letters of credit are collateralized by substantially all of the Company’s assets, excluding its intellectual property. These letters of credit renew annually and mature at various dates through June 30, 2019.

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

(10) Segment Information and Information About Geographic Areas

Revenue by geography is based on the shipping address of the customer. The following tables present the Company’s revenue by geographic region for the periods presented:

	Year Ended July 31,
	2016	2015	2014
	(in thousands)
United States	$58,931	$42,295	$35,434
United Kingdom	8,077	8,319	4,049
Rest of the world	25,019	17,993	13,219
	$92,027	$68,607	$52,702

No individual country other than the United States and the United Kingdom accounted for more than 10% of total revenue during any of the periods presented.

Long-lived assets by geographic area were as follows:

	July 31,
	2016	2015
	(in thousands)
United States	$18,421	$20,252
Rest of the world	411	836
	$18,832	$21,088

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

(12) Stock Incentive Plan

2005 Stock Incentive Plan

In 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”), which was amended in April 2014. The 2005 Plan was terminated in connection with the IPO with respect to the granting of future awards, and accordingly, no shares are available for future issuance under this plan. All shares that were reserved but not issued under the 2005 Plan as of immediately prior to its termination became available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”) upon its adoption. Shares reserved for issuance pursuant to awards under the 2005 Plan that expire or terminate without having been exercised subsequent to the IPO or are forfeited to or repurchased by the Company subsequent to the IPO became available for issuance under the 2015 Plan, subject to the limits set forth in the 2015 Plan.

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

As of July 31, 2016, an aggregate of 4,349,738 common shares were reserved under the 2015 Plan, of which 430,729 shares remained available for issuance.

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

The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at 85% of the fair market value, as defined in the ESPP, on the first day of the offering period or the last day of the purchase period, whichever is lower, and subject to any plan limitations. The ESPP provides for consecutive six-month offering periods, starting on the first trading day on or after June 15 and December 15 of each year. The first offering period began on the first trading day on the effective date of the registration statement and ended on December 15, 2015. During the year ended July 31, 2016, a total of 296,411 shares were purchased by and distributed to employees at an average price of $6.94 per share.

As of July 31, 2016, 772,454 shares were reserved for future issuance under the 2015 ESPP.

Stock-based Compensation Expense

The total stock-based compensation expense recognized for stock-based awards under the Company’s equity plans in the consolidated statements of comprehensive loss was as follows:

	Year Ended July 31,
	2016	2015	2014
	(in thousands)
Cost of subscription and support revenue	$147	$44	$24
Cost of professional services and other revenue	520	223	133
Research and development	3,592	1,195	490
Sales and marketing	1,808	777	1,090
General and administrative	2,321	1,212	989
Total stock-based compensation expense	$8,388	$3,451	$2,726

The total stock-based compensation expense for stock options awarded to non-employees included above was immaterial for all periods presented.

Stock Options

A summary of activity under the Company’s equity plans and related information was as follows:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balances at July 31, 2013	3,262,518	$1.10	7.82	$9,807
Options granted	1,664,158	4.79
Options exercised	(545,370)	0.84
Options canceled	(372,581)	2.86
Balances at July 31, 2014	4,008,725	2.51	7.65	31,716
Options granted	1,213,344	14.39
Options exercised	(465,385)	2.07
Options canceled	(481,233)	4.04
Balances at July 31, 2015	4,275,451	5.75	7.29	17,468
Options granted	1,449,350	9.50
Options exercised	(625,496)	1.86
Options canceled	(460,213)	7.87
Balances at July 31, 2016	4,639,092	$7.24	7.15	$24,146
Exercisable at July 31, 2016	2,372,431	$4.27	5.55	$19,375
Vested and expected to vest at July 31, 2016	4,207,727	$6.93	7.00	$23,169

Aggregate intrinsic value represents the difference between the fair market value based on the valuation of the common stock as determined by the Company’s Board of Directors prior to the IPO, or the closing market price of the Company’s common stock, following the IPO, and the exercise price of the in-the-money stock options.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options. The weighted-average grant-date fair value of options granted during the years ended July 31, 2016, 2015, and 2014 was $4.19, $6.21, and $2.63 per share, respectively. The total intrinsic value of stock options exercised during the years ended July 31, 2016, 2015 and 2014 was $4.7 million, $6.1 million and $3.6 million, respectively. The total fair value of options vested during the years ended July 31, 2016, 2015 and 2014 was $3.2 million, $1.7 million and $0.7 million, respectively. As of July 31, 2016, there was total unrecognized stock-based compensation cost of $7.4 million related to unvested stock options, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.9 years.

The following table summarizes information about stock options outstanding under the Company’s equity plans as of July 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share	Number of Options Exercisable	Weighted- Average Exercise Price Per Share
$0.46	216,420	4.82	$0.46	216,420	$0.46
$0.61	21,707	2.50	0.61	21,707	0.61
$0.68	490,335	5.67	0.68	455,795	0.68
$1.06	436,699	0.45	1.06	436,699	1.06
$1.52	89,895	6.13	1.52	86,859	1.52
$1.75	105,131	6.65	1.75	89,002	1.75
$3.65	84,238	6.90	3.65	61,775	3.65
$4.10	633,700	7.17	4.10	471,529	4.10
$4.26	38,948	7.38	4.26	25,050	4.26
$7.37	98,380	7.60	7.37	59,751	7.37
$7.41	527,050	9.08	7.41	—	—
$7.70	54,450	9.63	7.70	—	—
$8.05	62,000	9.38	8.05	—	—
$8.20	57,000	9.46	8.20	—	—
$8.32	37,000	9.13	8.32	—	—
$8.37	42,100	9.48	8.37	—	—
$9.12	64,568	7.84	9.12	36,452	9.12
$9.60	18,000	9.72	9.60	—	—
$10.41	100,100	8.05	10.41	51,795	10.41
$10.78	62,250	9.23	10.78	—	—
$10.86	16,700	8.90	10.86	5,300	10.86
$11.96	25,000	9.97	11.96	—	—
$12.69	307,701	8.24	12.69	127,500	12.69
$12.96	447,100	9.89	12.96	625	12.96
$13.68	102,338	8.30	13.68	44,394	13.68
$15.88	153,172	8.40	15.88	66,913	15.88
$17.56	347,110	8.64	17.56	114,865	17.56
	4,639,092	7.15	$7.24	2,372,431	$4.27

Valuation Assumptions

The Company estimates the fair value of each stock-based award on the date of grant using the Black-Scholes option pricing model utilizing the assumptions noted below. The expected term of the stock-based awards is based on the average period the stock-based awards are expected to remain outstanding calculated as the midpoint of the stock-based awards’ vesting terms and contractual expiration periods, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company’s common stock was determined by examining the historical volatilities of a group of its industry peers as it does not have sufficient trading history of the Company’s common stock. The risk-free interest rate was calculated using the average of the published interest rates for United States Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption is zero as the Company does not have any history of, nor plans to make, dividend payments. Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Forfeitures were estimated based on historical experience. The fair value of the common stock was historically determined by the Company’s board of directors given the absence of a public trading market prior to its IPO. The board of directors determined the fair value of the common stock at the time of the stock-based award grant by considering a number of objective and subjective factors, including valuations of comparable companies, operating and financial performance, lack of liquidity of capital stock and general and industry-specific economic outlooks, amongst other factors. Since the Company’s IPO, the Company has used the market closing price of the common stock as reported on the NASDAQ Global Select Market.

The following assumptions were used to estimate the fair value of options granted:

Year Ended July 31,
	2016	2015	2014
Expected term (in years)	5.5 – 6.2	5.8 – 6.4	5.5 – 6.9
Risk-free interest rate	1.3 –1.9	1.5 –1.9	1.7 – 2.3
Expected volatility	43 – 45	39 – 44	48 – 50
Dividend yield	—%	—%	—%
Fair value of common stock	$7.41 – $12.96	$10.41 – $17.56	$4.11 – $9.12

The following assumptions were used to estimate the fair value of ESPP shares:

	Year Ended July 31,
	2016	2015
Expected term (in years)	0.5	0.7
Risk-free interest rate	0.4% – 0.5%	0.1%
Expected volatility	36% – 40%	30%
Dividend yield	—%	—%
Fair value of common stock	$8.27 – $12.81	$17.00

Employee Stock Purchase Plan

As of July 31, 2016, the remaining unamortized expense related to the Company’s 2015 ESPP Plan was $0.4 million, which will be recognized over a weighted-average remaining period of 0.4 years.

Series G-1 Stock

Stock-based compensation expense for the year ended July 31, 2016 and 2015 included $0.2 million and $0.6 million, respectively, of amortization expense for Series G-1 convertible preferred stock (which have since been converted to common stock) issued to former employees of InsightsOne. The awards are subject to vesting on a monthly basis over certain vesting periods.

As of July 31, 2016, the remaining unamortized expense related to these shares was less than $0.1 million, which will be recognized over a weighted-average remaining period of 0.4 years.

Restricted Stock Units

A summary of RSUs under the Company’s equity plans and related information was as follows:

	RSUs Outstanding			Aggregate Intrinsic Value (In thousands)
	Number of Shares	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Balances at July 31, 2013	66,775	$1.05
Granted	20,343	7.48
Released	(70,655)	1.43
Forfeited	(657)	7.38
Balances at July 31, 2014	15,806	7.38
Granted	266,257	13.92
Released	—	—
Forfeited	(2,917)	7.38
Balances at July 31, 2015	279,146	13.68	3.58	$2,247
Granted	2,564,275	8.93
Released	(156,708)	10.70
Forfeited	(261,819)	8.65
Balances at July 31, 2016	2,424,894	$9.39	3.27	$30,166

The Company grants RSUs as part of total stock compensation and such grants may have time-based vesting, performance-based vesting or a combination of the two. The fair value of time-based RSUs is determined using the closing market price on the date of grant. As of July 31, 2016, the remaining unamortized expense related to all RSUs was $7.9 million which will be recognized over a weighted-average remaining period of 3.3 years.

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

(13) Net Loss Per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considers all series of the convertible preferred stock to be participating securities as the holders of the preferred stock are entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on the common stock. The holders of the convertible preferred stock do not have a contractual obligation to share in the Company’s losses. As such, the Company’s net losses for the years ended July 31, 2016, 2015 and 2014 were not allocated to these participating securities.

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

The following table presents the calculation of basic and diluted net loss per share for the periods presented:

	Year Ended July 31,
	2016	2015	2014
	(in thousands except per share amounts)
Numerator:
Net loss	$(41,512)	$(50,353)	$(60,793)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	29,769	10,651	3,413
Net loss per share, basic and diluted	$(1.39)	$(4.73)	$(17.81)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended July 31,
	2016	2015	2014
	(in thousands)
Shares subject to outstanding common stock options	4,639	4,275	4,009
Convertible preferred stock (on an as if converted basis)	—	—	19,811
Restricted stock units	2,425	279	16
Shares subject to employee stock purchase plan	207	206	—
Restricted common stock	3	45	—
Shares subject to common stock warrants	3	3	66
Total	7,277	4,808	23,902

(14) Employee Benefit Plan

In July 2005, the Company adopted a defined-contribution retirement plan (the “401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. This 401(k) Plan covers essentially all employees. Eligible employees may make voluntary contributions to the 401(k) Plan up to the statutory annual limitations, and the Company is allowed to make discretionary contributions. The Company has made no discretionary contributions during the fiscal years ended July 31, 2016, 2015, or 2014, respectively.

(15) Transactions with Customers with Common Board Members and Officers

A member of the Company’s board of directors was an employee of a publicly-traded company that is a customer of the Company. There was $0.4 million, $2.2 million, and zero revenue recorded from sales to this customer for the years ended July 31, 2016, July 31, 2015 and July 31, 2014, respectively. The Company recorded deferred revenue from sales to this customer of $0.3 million and $0.7 million as of July 31, 2016 and July 31, 2015, respectively, and had no accounts receivable due from this customer as of July 31, 2016 and 2015, respectively.

In addition, one of the Company’s officers is a member of the board of directors of a publicly-traded company that is a customer of the Company. There was $0.2 million of revenue recorded from sales this customer for the year ended July 31, 2016, and revenue recorded from sales to this customer for the years ended July 31, 2015 and 2014 was inconsequential. The Company recorded deferred revenue from sales to this customer of $0.7 million and $0.7 million as of July 31, 2016 and 2015, respectively, and had $0.5 million accounts receivable due from this customer as of both July 31, 2016 and July 31, 2015, respectively.

Another member of the Company’s board of directors had a direct ownership interest in InsightsOne prior to its acquisition by Apigee in December 2013. See Note 2 for further details on the InsightsOne acquisition.

(16) Subsequent Events

Merger Agreement

On September 7, 2016, the Company entered into a definitive agreement to be acquired by Google Inc. for $17.40 per share in cash for each share of the Company’s common stock, for a total value of approximately $625 million. Completion of the Merger is subject to the satisfaction of customary closing conditions, including approval of the Merger by the Company’s stockholders, the absence of certain legal impediments, the absence of a material adverse effect on our business and the approval of applicable regulatory authorities. The companies expect the transaction to close by the end of calendar 2016. For more information about the Merger, please see the preliminary proxy statement on Schedule 14A we filed with the Securities Exchange Commission on September 28, 2016 and any subsequently filed definitive proxy statement.

It is possible that some customers and other partners with whom we have a business relationship may decide to seek to terminate, change or renegotiate their relationship with us as a result of the transaction. As a result, certain balance sheet accounts, such as accounts receivable and deferred revenue may be impacted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance that the objectives of the internal control systems are met. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of July 31, 2016. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K (the “Proxy Statement”).

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

1	Consolidated Financial Statements: Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” Under Part II, Item 8 of this report

2
Financial Statement Schedules: Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3
Exhibits: The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 7, 2016.

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

Signature	Title	Date

/s/ Chet Kapoor	Chief Executive Officer and Director (Principal Executive Officer)	October 7, 2016
Chet Kapoor

/s/ Tim Wan	Chief Financial Officer (Principal Financial and Accounting Officer)	October 7, 2016
Tim Wan

/s/ Bob L. Corey	Director	October 7, 2016
Bob L. Corey

/s/ Neal Dempsey	Director	October 7, 2016
Neal Dempsey

/s/ Promod Haque	Director	October 7, 2016
Promod Haque

/s/ William “BJ” Jenkins	Director	October 7, 2016
William “BJ” Jenkins

/s/ Edmond Mesrobian	Director	October 7, 2016
Edmond Mesrobian

/s/ Robert Schwartz	Director	October 7, 2016
Robert Schwartz

EXHIBIT
INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 7, 2016, among Apigee Corporation, Google Inc., and Areopagus Inc.	8-K	001-37346	9/8/2016

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-37346	6/11/2015

3.2	Amended and Restated Bylaws	10-Q	001-37346	6/11/2015

3.3	Amendment to Amended and Restated Bylaws	8-K	001-37346	9/8/2016

4.1	Amended and Restated Investors’ Rights Agreement dated as of April 17, 2014, by and among the registrant and the other parties thereto	S-1/A	333-202885	3/20/2015

4.2	Warrant to Purchase Common Stock issued by the Registrant to Silicon Valley Bank, dated as of May 1, 2012, as amended on October 3, 2012	S-1/A	333-202885	3/20/2015

4.3	Form of Warrant to purchase common stock issued by the Registrant to Silicon Valley Bank	S-1/A	333-202885	3/20/2015

4.4	Specimen common stock certificate of the registrant	S-1/A	333-202885	4/13/2015

10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1/A	333-202885	3/20/2015

10.2#	2005 Stock Incentive Plan and forms of agreements thereunder	S-1/A	333-202885	3/20/2015

10.3#	2015 Equity Incentive Plan and forms of agreement thereunder	S-1/A	333-202885	4/13/2015

10.4#	2015 Employee Stock Purchase Plan and form of agreement thereunder	S-1/A	333-202885	4/13/2015

10.5#	Offer Letter, by and between the Registrant and Chet Kapoor, dated April 8, 2015	S-1/A	333-202885	4/13/2015

10.6#	Offer Letter, by and between the Registrant and Tim Wan, dated April 8, 2015	S-1/A	333-202885	4/13/2015

10.7#	Offer Letter, by and between the Registrant and Stacey Giamalis, dated April 8, 2015	S-1/A	333-202885	4/13/2015

10.8#	Offer Letter, by and between the Registrant and Anant Jhingran, dated April 8, 2015	S-1/A	333-202885	4/13/2015

10.9#	Offer Letter, by and between the Registrant and Shankar Ramaswamy, dated April 8, 2015	S-1/A	333-202885	4/13/2015

10.10#	Offer Letter, by and between the Registrant and Stephen Rowland, dated April 8, 2015	S-1/A	333-202885	4/13/2015

10.11#	Separation Agreement, by and between the Registrant and Steve Valenzuela, dated November 22, 2014	S-1/A	333-202885	3/20/2015

10.12	Amended and Restated Loan and Security Agreement dated as of November 17, 2014, by and between the Registrant and Silicon Valley Bank	S-1/A	333-202885	3/20/2015

10.13	First Amendment to Amended and Restated Loan and Security Agreement, dated March 2, 2016, by and between the Registrant and Silicon Valley Bank.	10-Q	001-37346	3/4/2016

10.14	Second Amendment to Amended and Restated Loan and Security Agreement, dated May [23], 2016, by and between the Registrant and Silicon Valley Bank.				X

10.15	Office Lease, by and between the Registrant and CA-10 Almaden Limited Partnership, dated October 18, 2013	S-1/A	333-202885	3/20/2015

10.16#	Executive Incentive Compensation Plan	S-1/A	333-202885	3/20/2015

10.17#	Form of Worldwide Sales Manager Compensation Plan Fiscal Year 2015 and form of Fiscal 2015 Plan Acknowledgement thereunder	10-Q	001-37346	6/11/2015

21.1	Subsidiaries of the registrant	S-1	333-202885	3/20/2015

23.1	Consent of KPMG LLP, independent registered public accounting firm	X

24.1	Power of Attorney (included on the signature page of this report)	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1~	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2~	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

#	Indicates management contract or compensatory plan.

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