Form 10-K/A
period 2016-07-31
Apigee Corp
filed 2016-10-11
CIK 1324772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Apigee Corporation (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended July 31, 2016 filed with the Securities and Exchange Commission on October 7, 2016 (the “Original 10-K”). This Amendment is being filed solely for the purpose of correcting an administrative error that referenced October 6, 2016 instead of the filing date of October 7, 2016 in Exhibit 23.1, the consent of KPMG LLP, which was filed with the Original 10-K.

Except for the foregoing, the Original 10-K remains unchanged. This Amendment does not reflect any events occurring after the filing of the Original 10-K nor does it modify or otherwise update in any way disclosures made in the Original 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original 10-K.

This Amendment is an exhibit-only filing. Except for the correction of Exhibit 23.1, this Amendment does not otherwise update any exhibits as originally filed.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Item 15. Exhibits and Financial Statement Schedules

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 7, 2016, among Apigee Corporation, Google Inc., and Areopagus Inc.	8-K	001-37346	9/8/2016

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-37346	6/11/2015

3.2	Amended and Restated Bylaws	10-Q	001-37346	6/11/2015

3.3	Amendment to Amended and Restated Bylaws	8-K	001-37346	9/8/2016

4.1	Amended and Restated Investors’ Rights Agreement dated as of April 17, 2014, by and among the registrant and the other parties thereto	S-1/A	333-202885	3/20/2015

4.2	Warrant to Purchase Common Stock issued by the Registrant to Silicon Valley Bank, dated as of May 1, 2012, as amended on October 3, 2012	S-1/A	333-202885	3/20/2015

4.3	Form of Warrant to purchase common stock issued by the Registrant to Silicon Valley Bank	S-1/A	333-202885	3/20/2015

4.4	Specimen common stock certificate of the registrant	S-1/A	333-202885	4/13/2015

10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1/A	333-202885	3/20/2015

10.2#	2005 Stock Incentive Plan and forms of agreements thereunder	S-1/A	333-202885	3/20/2015

10.3#	2015 Equity Incentive Plan and forms of agreement thereunder	S-1/A	333-202885	4/13/2015

10.4#	2015 Employee Stock Purchase Plan and form of agreement thereunder	S-1/A	333-202885	4/13/2015

10.5#	Offer Letter, by and between the Registrant and Chet Kapoor, dated April 8, 2015	S-1/A	333-202885	4/13/2015

10.6#	Offer Letter, by and between the Registrant and Tim Wan, dated April 8, 2015	S-1/A	333-202885	4/13/2015

10.7#	Offer Letter, by and between the Registrant and Stacey Giamalis, dated April 8, 2015	S-1/A	333-202885	4/13/2015

10.8#	Offer Letter, by and between the Registrant and Anant Jhingran, dated April 8, 2015	S-1/A	333-202885	4/13/2015

10.9#	Offer Letter, by and between the Registrant and Shankar Ramaswamy, dated April 8, 2015	S-1/A	333-202885	4/13/2015

10.10#	Offer Letter, by and between the Registrant and Stephen Rowland, dated April 8, 2015	S-1/A	333-202885	4/13/2015

10.11#	Separation Agreement, by and between the Registrant and Steve Valenzuela, dated November 22, 2014	S-1/A	333-202885	3/20/2015

10.12	Amended and Restated Loan and Security Agreement dated as of November 17, 2014, by and between the Registrant and Silicon Valley Bank	S-1/A	333-202885	3/20/2015

10.13	First Amendment to Amended and Restated Loan and Security Agreement, dated March 2, 2016, by and between the Registrant and Silicon Valley Bank.	10-Q	001-37346	3/4/2016

10.14*	Second Amendment to Amended and Restated Loan and Security Agreement, dated May 23, 2016, by and between the Registrant and Silicon Valley Bank.

10.15	Office Lease, by and between the Registrant and CA-10 Almaden Limited Partnership, dated October 18, 2013	S-1/A	333-202885	3/20/2015

10.16#	Executive Incentive Compensation Plan	S-1/A	333-202885	3/20/2015

10.17#	Form of Worldwide Sales Manager Compensation Plan Fiscal Year 2015 and form of Fiscal 2015 Plan Acknowledgment thereunder	10-Q	001-37346	6/11/2015

21.1	Subsidiaries of the registrant	S-1	333-202885	3/20/2015

23.1	Consent of KPMG LLP, independent registered public accounting firm	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Labels Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

#	Indicates management contract or compensatory plan.
*	Previously filed with our Annual Report on Form 10-K for the year ended July 31, 2016, as filed on October 7, 2016.
**	Previously furnished with our Annual Report on Form 10-K for the year ended July 31, 2016, as filed on October 7, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 11, 2016.

APIGEE CORPORATION

By:	/s/ Chet Kapoor

Chet Kapoor
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chet Kapoor	Chief Executive Officer and Director (Principal Executive Officer)	October 11, 2016
Chet Kapoor

/s/ Tim Wan	Chief Financial Officer (Principal Financial and Accounting Officer)	October 11, 2016
Tim Wan

*	Director	October 11, 2016
Bob L. Corey

*	Director	October 11, 2016
Neal Dempsey

*	Director	October 11, 2016
Promod Haque

*	Director	October 11, 2016
William “BJ” Jenkins

*	Director	October 11, 2016
Edmond Mesrobian

*	Director	October 11, 2016
Robert Schwartz

* By:	/s/ Chet Kapoor
Chet Kapoor
Attorney-in-Fact